Form 10-Q
period 2023-03-31
Constellation Energy Corp; CONSTELLATION ENERGY GENERATION LLC
filed 2023-05-04
CIK 1868275, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares outstanding of each registrant’s common stock as of April 28, 2023 was as follows:

Constellation Energy Corporation Common Stock, without par value	324,411,457
Constellation Energy Generation, LLC	Not applicable

GLOSSARY OF TERMS AND ABBREVIATIONS
Constellation Energy Corporation and Related Entities
CEG Parent	Constellation Energy Corporation
Constellation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC)
Registrants	CEG Parent and Constellation, collectively
Antelope Valley	Antelope Valley Solar Ranch One
CR	Constellation Renewables, LLC (formerly ExGen Renewables IV, LLC)
CRP	Constellation Renewables Partners, LLC (formerly ExGen Renewables Partners, LLC)
FitzPatrick	James A. FitzPatrick nuclear generating station
Ginna	R. E. Ginna nuclear generating station
NER	NewEnergy Receivables LLC
NMP	Nine Mile Point nuclear generating station
RPG	Renewable Power Generation, LLC
TMI	Three Mile Island nuclear facility

Former Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
PHI	Pepco Holdings LLC (formerly Pepco Holdings, Inc.)
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
BSC	Exelon Business Services Company, LLC

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
AESO	Alberta Electric Systems Operator
AOCI	Accumulated Other Comprehensive Income (Loss)
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
CAISO	California ISO
CODM	Chief Operating Decision Maker
CMC	Carbon Mitigation Credit
CTV	Constellation Technology Ventures
DOE	United States Department of Energy
DOJ	United States Department of Justice
DPP	Deferred Purchase Price
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EMA	Employee Matters Agreement
EMT	Everett Marine Terminal
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERP	Enterprise Resource Program
FERC	Federal Energy Regulatory Commission
Former PECO Units	Limerick, Peach Bottom, and Salem nuclear generating units
Former ComEd Units	Braidwood, Byron, Dresden, LaSalle and Quad Cities nuclear generating units
FRCC	Florida Reliability Coordinating Council
GAAP	Generally Accepted Accounting Principles in the United States
GWh	Gigawatt hour
IPA	Illinois Power Agency
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
NASDAQ	Nasdaq Stock Market, Inc.
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NGX	Natural Gas Exchange, Inc.
Non-Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NPNS	Normal Purchase Normal Sale scope exception
NRC	Nuclear Regulatory Commission
NYISO	New York ISO
NYMEX	New York Mercantile Exchange

NYPSC	New York Public Service Commission
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PP&E	Property, Plant, and Equipment
PRP	Potentially Responsible Parties
PSDAR	Post-shutdown Decommissioning Activities Report
PSEG	Public Service Enterprise Group Incorporated
PUCT	Public Utility Commission of Texas
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting (includes the Former ComEd units and the Former PECO units)
RMC	Risk Management Committee
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SERC	SERC Reliability Corporation
SNF	Spent Nuclear Fuel
SOFR	Secured Overnight Financing Rate
TMA	Tax Matters Agreement
TSA	Transition Services Agreement
U.S. Court of Appeals for the D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council
ZEC	Zero Emission Credit

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
The factors that could cause actual results to differ materially from the forward-looking statements made by us include those factors discussed herein, as well as the items discussed in (1) the Registrants' combined 2022 Annual Report on Form 10-K in (a) Part I, ITEM 1A. Risk Factors, (b) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 19, Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part II, ITEM 1A. Risk Factors, (b) Part I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part I, ITEM 1. Financial Statements: Note 12, Commitments and Contingencies; and (3) other factors discussed in filings with the SEC by the Registrants.
Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Neither Registrant undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Operating revenues
Operating revenues	$7,565	$5,431
Operating revenues from affiliates	—	160
Total operating revenues	7,565	5,591
Operating expenses
Purchased power and fuel	5,729	3,545
Purchased power and fuel from affiliates	—	5
Operating and maintenance	1,432	1,161
Operating and maintenance from affiliates	—	44
Depreciation and amortization	267	280
Taxes other than income taxes	132	137
Total operating expenses	7,560	5,172
Gain on sales of assets and businesses	26	16
Operating income	31	435
Other income and (deductions)
Interest expense, net	(107)	(55)
Interest expense to affiliates	—	(1)
Other, net	314	(318)
Total other income and (deductions)	207	(374)
Income before income taxes	238	61
Income taxes	131	(53)
Equity in losses of unconsolidated affiliates	(5)	(3)
Net income	102	111
Net income attributable to noncontrolling interests	6	5
Net income attributable to common shareholders	$96	$106
Comprehensive income, net of income taxes
Net income	$102	$111
Other comprehensive (loss) income, net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(1)	(1)
Actuarial loss reclassified to periodic cost	6	18
Pension and non-pension postretirement benefit plan valuation adjustment	(53)	—
Unrealized gain on foreign currency translation	—	4
Other comprehensive (loss) income, net of income taxes	(48)	21
Comprehensive income	54	132
Comprehensive income attributable to noncontrolling interests	6	5
Comprehensive income attributable to common shareholders	$48	$127

Average shares of common stock outstanding:
Basic	328	327
Assumed exercise and/or distributions of stock-based awards	—	1
Diluted	328	328

Earnings per average common share
Basic	$0.29	$0.32
Diluted	$0.29	$0.32
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$102	$111
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	605	602
Gain on sales of assets and businesses	(26)	(16)
Deferred income taxes and amortization of ITCs	(33)	(307)
Net fair value changes related to derivatives	273	75
Net realized and unrealized (gains) losses on NDT funds	(187)	271
Net realized and unrealized losses on equity investments	5	20
Other non-cash operating activities	54	256
Changes in assets and liabilities:
Accounts receivable	513	(78)
Receivables from and payables to affiliates, net	—	20
Inventories	168	82
Accounts payable and accrued expenses	(1,516)	36
Option premiums paid, net	(23)	(31)
Collateral (posted) received, net	(261)	1,169
Income taxes	163	254
Pension and non-pension postretirement benefit contributions	(10)	(204)
Other assets and liabilities	(761)	(909)
Net cash flows (used in) provided by operating activities	(934)	1,351
Cash flows from investing activities
Capital expenditures	(660)	(410)
Proceeds from NDT fund sales	1,977	1,130
Investment in NDT funds	(2,030)	(1,193)
Collection of DPP, net	926	853
Proceeds from sales of assets and businesses	24	28
Other investing activities	(18)	(4)
Net cash flows provided by investing activities	219	404
Cash flows from financing activities
Change in short-term borrowings	(754)	(702)
Proceeds from short-term borrowings with maturities greater than 90 days	500	—
Repayments of short-term borrowings with maturities greater than 90 days	(200)	(300)
Issuance of long-term debt	1,353	2
Retirement of long-term debt	(30)	(1,058)
Retirement of long-term debt to affiliate	—	(258)
Contributions from Exelon	—	1,750
Dividends paid on common stock	(93)	(46)
Repurchases of common stock	(231)	—
Other financing activities	(22)	(23)
Net cash flows provided by (used in) financing activities	523	(635)
(Decrease) increase in cash, restricted cash, and cash equivalents	(192)	1,120
Cash, restricted cash, and cash equivalents at beginning of period	528	576
Cash, restricted cash, and cash equivalents at end of period	$336	$1,696

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$11	$(119)
Increase in DPP	794	918
Increase in PP&E related to ARO update	—	335

See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$237	$422
Restricted cash and cash equivalents	99	106
Accounts receivable
Customer accounts receivable (net of allowance for credit losses of $47 and $46 as of March 31, 2023 and December 31, 2022, respectively)	2,147	2,585
Other accounts receivable (net of allowance for credit losses of $5 as of March 31, 2023 and December 31, 2022)	542	731
Mark-to-market derivative assets	1,952	2,368
Inventories, net
Natural gas, oil and emission allowances	259	429
Materials and supplies	1,085	1,076
Renewable energy credits	720	617
Other	1,067	1,026
Total current assets	8,108	9,360
Property, plant, and equipment (net of accumulated depreciation and amortization of $16,861 and $16,726 as of March 31, 2023 and December 31, 2022, respectively)	20,074	19,822
Deferred debits and other assets
Nuclear decommissioning trust funds	14,606	14,114
Investments	223	202
Mark-to-market derivative assets	1,125	1,261
Deferred income taxes	45	44
Other	1,977	2,106
Total deferred debits and other assets	17,976	17,727
Total assets(a)	$46,158	$46,909
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$705	$1,159
Long-term debt due within one year	161	143
Accounts payable	1,558	2,828
Accrued expenses	743	906
Mark-to-market derivative liabilities	1,573	1,558
Renewable energy credit obligation	865	901
Other	342	344
Total current liabilities	5,947	7,839
Long-term debt	5,763	4,466
Deferred credits and other liabilities
Deferred income taxes and unamortized ITCs	2,982	3,031
Asset retirement obligations	12,831	12,699
Pension obligations	645	605
Non-pension postretirement benefit obligations	633	609
Spent nuclear fuel obligation	1,244	1,230
Payables related to Regulatory Agreement Units	3,069	2,897
Mark-to-market derivative liabilities	700	983
Other	1,258	1,178
Total deferred credits and other liabilities	23,362	23,232
Total liabilities(a)	35,072	35,537
Commitments and contingencies (Note 12)
Shareholders' equity
Common stock (No par value, 1,000 shares authorized, 324 shares and 327 shares outstanding as of March 31, 2023 and December 31, 2022, respectively)	13,029	13,274
Retained deficit	(493)	(496)
Accumulated other comprehensive loss, net	(1,808)	(1,760)
Total shareholders' equity	10,728	11,018
Noncontrolling interests	358	354
Total equity	11,086	11,372
Total liabilities and shareholders' equity	$46,158	$46,909
__________
(a)Our consolidated assets include $2,506 million and $2,641 million at March 31, 2023 and December 31, 2022, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Our consolidated liabilities include $1,033 million and $1,041 million at March 31, 2023 and December 31, 2022, respectively, of certain VIEs for which the VIE creditors do not have recourse to us. See Note 14 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2023
	Shareholders' Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Retained Deficit	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	327,130	$13,274	$(496)	$(1,760)	$354	$11,372
Net income	—	—	96	—	6	102
Employee incentive plans	528	6	—	—	—	6
Changes in equity of noncontrolling interest	—	—	—	—	(2)	(2)
Common stock dividends ($0.28/common share)	—	—	(93)	—	—	(93)
Common stock repurchased	(3,239)	(251)	—	—	—	(251)
Other comprehensive income, net of income taxes	—	—	—	(48)	—	(48)
Balance, March 31, 2023	324,419	$13,029	$(493)	$(1,808)	$358	$11,086

	Three Months Ended March 31, 2022
	Shareholders' Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Retained Deficit	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Predecessor Member's Equity(a)	Total Equity
Balance, December 31, 2021	—	$—	$—	$(31)	$395	$11,250	$11,614
Net income from January 1, 2022 to January 31, 2022	—	—	—	—	—	151	151
Separation-related adjustments	—	—	—	(2,006)	7	1,802	(197)
Changes in equity of noncontrolling interests from January 1, 2022 to January 31, 2022	—	—	—	—	(7)	—	(7)
Consummation of separation	326,664	13,203	—	—	—	(13,203)	—
Net (loss) income from February 1, 2022 to March 31, 2022	—	—	(45)	—	5	—	(40)
Employee incentive plan activity from February 1, 2022 to March 31, 2022	35	9	—	—	—	—	9
Common stock dividends ($0.14/common share) from February 1, 2022 to March 31, 2022	—	—	(46)	—	—	—	(46)
Other comprehensive income, net of income taxes from February 1, 2022 to March 31, 2022	—	—	—	21	—	—	21
Balance, March 31, 2022	326,699	$13,212	$(91)	$(2,016)	$400	$—	$11,505
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

See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Operating revenues
Operating revenues	$7,565	$5,431
Operating revenues from affiliates	—	160
Total operating revenues	7,565	5,591
Operating expenses
Purchased power and fuel	5,729	3,545
Purchased power and fuel from affiliates	—	5
Operating and maintenance	1,432	1,161
Operating and maintenance from affiliates	—	44
Depreciation and amortization	267	280
Taxes other than income taxes	132	137
Total operating expenses	7,560	5,172
Gain on sales of assets and businesses	26	16
Operating income	31	435
Other income and (deductions)
Interest expense, net	(107)	(55)
Interest expense to affiliates	—	(1)
Other, net	314	(318)
Total other income and (deductions)	207	(374)
Income before income taxes	238	61
Income taxes	131	(53)
Equity in losses of unconsolidated affiliates	(5)	(3)
Net income	102	111
Net income attributable to noncontrolling interests	6	5
Net income attributable to membership interest	$96	$106
Comprehensive income, net of income taxes
Net income	$102	$111
Other comprehensive (loss) income, net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(1)	(1)
Actuarial loss reclassified to periodic cost	6	18
Pension and non-pension postretirement benefit plan valuation adjustment	(53)	—
Unrealized gain on foreign currency translation	—	4
Other comprehensive (loss) income, net of income taxes	(48)	21
Comprehensive income	54	132
Comprehensive income attributable to noncontrolling interests	6	5
Comprehensive income attributable to membership interest	$48	$127
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$102	$111
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	605	602
Gain on sales of assets and businesses	(26)	(16)
Deferred income taxes and amortization of ITCs	(33)	(307)
Net fair value changes related to derivatives	273	75
Net realized and unrealized (gains) losses on NDT funds	(187)	271
Net realized and unrealized losses on equity investments	5	20
Other non-cash operating activities	40	247
Changes in assets and liabilities:
Accounts receivable	513	(71)
Receivables from and payables to affiliates, net	(78)	31
Inventories	168	82
Accounts payable and accrued expenses	(1,514)	7
Option premiums paid, net	(23)	(31)
Collateral (posted) received, net	(261)	1,169
Income taxes	163	254
Pension and non-pension postretirement benefit contributions	(10)	(204)
Other assets and liabilities	(737)	(901)
Net cash flows (used in) provided by operating activities	(1,000)	1,339
Cash flows from investing activities
Capital expenditures	(660)	(410)
Proceeds from NDT fund sales	1,977	1,130
Investment in NDT funds	(2,030)	(1,193)
Collection of DPP, net	926	853
Proceeds from sales of assets and businesses	24	28
Other investing activities	(18)	(4)
Net cash flows provided by investing activities	219	404
Cash flows from financing activities
Change in short-term borrowings	(754)	(702)
Proceeds from short-term borrowings with maturities greater than 90 days	500	—
Repayments of short-term borrowings with maturities greater than 90 days	(200)	(300)
Issuance of long-term debt	1,353	2
Retirement of long-term debt	(30)	(1,058)
Retirement of long-term debt to affiliate	—	(258)
Distributions to member	(249)	(46)
Contributions from Exelon	—	1,750
Other financing activities	(13)	(23)
Net cash flows provided by (used in) financing activities	607	(635)
(Decrease) increase in cash, restricted cash, and cash equivalents	(174)	1,108
Cash, restricted cash, and cash equivalents at beginning of period	501	576
Cash, restricted cash, and cash equivalents at end of period	$327	$1,684

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$11	$(119)
Increase in DPP	794	918
Increase in PP&E related to ARO update	—	335
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$236	$403
Restricted cash and cash equivalents	91	98
Accounts receivable
Customer accounts receivable (net of allowance for credit losses of $47 and $46 as of March 31, 2023 and December 31, 2022, respectively)	2,147	2,585
Other accounts receivable (net of allowance for credit losses of $5 as of March 31, 2023 and December 31, 2022)	529	718
Mark-to-market derivative assets	1,952	2,368
Receivables from affiliates	39	—
Inventories, net
Natural gas, oil, and emission allowances	259	429
Materials and supplies	1,085	1,076
Renewable energy credits	720	617
Other	1,067	1,026
Total current assets	8,125	9,320
Property, plant, and equipment (net of accumulated depreciation and amortization of $16,861 and $16,726 as of March 31, 2023 and December 31, 2022, respectively)	20,074	19,822
Deferred debits and other assets
Nuclear decommissioning trust funds	14,606	14,114
Investments	223	202
Mark-to-market derivative assets	1,125	1,261
Deferred income taxes	45	44
Other	1,977	2,106
Total deferred debits and other assets	17,976	17,727
Total assets(a)	$46,175	$46,869
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$705	$1,159
Long-term debt due within one year	161	143
Accounts payable	1,543	2,810
Accrued expenses	687	869
Payables to affiliates	6	45
Mark-to-market derivative liabilities	1,573	1,558
Renewable energy credit obligation	865	901
Other	325	344
Total current liabilities	5,865	7,829
Long-term debt	5,763	4,466
Deferred credits and other liabilities
Deferred income taxes and unamortized ITCs	2,982	3,031
Asset retirement obligations	12,831	12,699
Pension obligations	645	605
Non-pension postretirement benefit obligations	633	609
Spent nuclear fuel obligation	1,244	1,230
Payables related to Regulatory Agreement Units	3,069	2,897
Mark-to-market derivative liabilities	700	983
Other	1,226	1,106
Total deferred credits and other liabilities	23,330	23,160
Total liabilities(a)	34,958	35,455
Commitments and contingencies (Note 12)
Equity
Member’s equity
Membership interest	12,256	12,408
Undistributed earnings	411	412
Accumulated other comprehensive loss, net	(1,808)	(1,760)
Total member’s equity	10,859	11,060
Noncontrolling interests	358	354
Total equity	11,217	11,414
Total liabilities and equity	$46,175	$46,869
__________
(a)Our consolidated assets include $2,506 million and $2,641 million as of March 31, 2023 and December 31, 2022, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Our consolidated liabilities include $1,033 million and $1,041 million as of March 31, 2023 and December 31, 2022, respectively, of certain VIEs for which the VIE creditors do not have recourse to us. See Note 14 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2023
	Member's Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	$12,408	$412	$(1,760)	$354	$11,414
Net income	—	96	—	6	102
Changes in equity of noncontrolling interests	—	—	—	(2)	(2)
Distributions to member	(152)	(97)	—	—	(249)
Other comprehensive loss, net of income taxes	—	—	(48)	—	(48)
Balance, March 31, 2023	$12,256	$411	$(1,808)	$358	$11,217

	Three Months Ended March 31, 2022
	Member's Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	$10,482	$768	$(31)	$395	$11,614
Net income	—	106	—	5	111
Separation-related adjustments	1,844	(11)	(2,006)	7	(166)
Changes in equity of noncontrolling interests	—	—	—	(7)	(7)
Distributions to member	—	(46)	—	—	(46)
Other comprehensive income, net of income taxes	—	—	21	—	21
Balance, March 31, 2022	$12,326	$817	$(2,016)	$400	$11,527
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
Basis of Presentation
On February 21, 2021, the board of directors of Exelon authorized management to pursue a plan to separate its competitive generation and customer-facing energy businesses (separation), conducted through Constellation Energy Generation, LLC (“Constellation”, formerly Exelon Generation Company, LLC) and its subsidiaries, into an independent, publicly-traded company. CEG Parent, a direct, wholly owned subsidiary of Exelon, was newly formed for the purpose of consummating the separation and had not engaged in any business activities nor had any assets or liabilities prior to the separation. On February 1, 2022, the separation was completed and CEG Parent holds all the interests in Constellation previously held by Exelon.
As an individual registrant, Constellation has historically filed consolidated financial statements to reflect its financial position and operating results as a stand-alone, wholly owned subsidiary of Exelon. The accompanying Consolidated Financial Statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited but, in our opinion include all adjustments that are considered necessary for a fair statement of the financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The Consolidated Financial Statements include the accounts of our subsidiaries and all intercompany transactions have been eliminated. CEG Parent's prior period financial statements have been adjusted to reflect the balances of Constellation in accordance with applicable guidance. Constellation's December 31, 2022 Consolidated Balance Sheet was derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2023. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Amounts disclosed relate to CEG Parent and Constellation unless specifically noted as relating to CEG Parent only. Unless otherwise indicated or the context otherwise requires, references herein to the terms “we,” “us,” and “our” refer collectively to CEG Parent and Constellation.
Separation from Exelon
On February 1, 2022, Exelon completed the separation through a pro-rata distribution of all of the outstanding shares of CEG Parent's common stock, no par value, on the basis of one such share for every three shares of Exelon common stock held on January 20, 2022, the record date of the distribution. CEG Parent is an independent, publicly traded company listed on the Nasdaq Stock Market under the symbol “CEG”, and regular-way trading began on February 2, 2022. Exelon no longer retains any ownership interest in CEG Parent or Constellation.
Prior to completion of the separation, our financial statements include certain transactions with affiliates of Exelon, which are disclosed as related party transactions. After February 1, 2022, all transactions with Exelon or its affiliates are no longer related party transactions.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 1 — Basis of Presentation
In order to govern the ongoing relationships with Exelon after the separation, and to facilitate an orderly transition, we entered into several agreements with Exelon, including a Separation Agreement, TSA, EMA, and TMA.
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
The amounts Exelon billed us for services pursuant to the TSA were $50 million and $56 million for the three months ended March 31, 2023 and 2022, respectively and the amounts we billed Exelon for services pursuant to the TSA were $6 million and $9 million for the three months ended March 31, 2023 and 2022, respectively.
See Note 1 — Basis of Presentation of our 2022 Form 10-K for additional information on the separation from Exelon.
Summary of Significant Accounting Policies
See Note 1 — Basis of Presentation of our 2022 Form 10-K for additional information on significant accounting policies.
2. Regulatory Matters
As discussed in Note 3 — Regulatory Matters of our 2022 Form 10-K, we are involved in various regulatory and legislative proceedings. The following discusses developments in 2023 and updates to the 2022 Form 10-K.
PJM Performance Bonuses
On December 23, 2022, and continuing through the morning of December 25, 2022, winter storm Elliott blanketed the entirety of PJM’s footprint with record low temperatures and extreme weather conditions. A significant portion of PJM's fossil generation fleet failed to perform as reserves were called. PJM issued invoices in April 2023 that reflected generator’s gross bonuses and non-performance charges. In accordance with its tariff, funds collected from those charges are redistributed to generating resources that overperformed during the event, including our nuclear fleet. As a result of additional information received, we recognized an increase in revenue of $38 million (pre-tax) during the three months ended March 31, 2023. Our total estimated receivable for performance bonuses (net of non-performance charges) is $148 million as of March 31, 2023, and continues to require the application of significant judgement and assumptions that include potential impacts of generator defaults and litigation. It is reasonably possible that the ultimate impact to our consolidated financial statements could differ materially once these uncertainties are resolved.
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
In response to the high demand and significantly reduced total generation on the system during the event, the PUCT directed ERCOT to use an administrative price cap of $9,000/MWh during firm load shedding. We intervened in a third-party notice of appeal in the Court of Appeals for the Third District of Texas ("Third Court of Appeals") challenging the validity of the PUCT’s action administratively setting prices at $9,000/MWh. Additionally, we filed a request for declaratory judgment in Texas district court, which is being stayed at pending the outcome of that case. On March 17, 2023, the Third Court of Appeals reversed the PUCT’s orders directing ERCOT to use an administrative price cap of $9,000/MWh during firm load shedding, finding that the PUCT violated Texas law by exceeding its authority granted by the legislature. The PUCT and aligned parties appealed the decision to the Supreme Court of Texas. We cannot reasonably predict the outcome of these proceedings or the potential financial statement impact.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 2 — Regulatory Matters
New England Regulatory Matters
Mystic Units 8 and 9 Cost of Service Agreement. The Mystic Cost of Service Agreement (“Mystic COS”) requires an annual process whereby we identify and support our projected costs under the agreement and/or true-up previous projections to the actual costs incurred. The first annual process resulted in a filing at FERC on September 15, 2021 and included our projection of capital expenditures to be recovered under the Mystic COS between June 1, 2022 and December 31, 2022. On April 28, 2022, FERC issued an order setting for settlement and/or hearing the issue of whether our projected 2022 capital expenditures can be recovered. On February 6, 2023, we reached a settlement in principle with certain parties to the proceeding, and an offer of settlement was filed at FERC on March 15, 2023, where it remains pending. No party contested the settlement. If approved, the settlement would reduce the recovery we receive for capital projects over the term of the Mystic COS. The settlement would also eliminate the possibility that we would need to refund certain costs recovered under the COS Agreement for the EMT facility if the EMT facility continues operating post-Cost-of-Service (the "EMT Clawback" issue), thus resolving an issue remanded to FERC by the D.C. Circuit in the August 2022 decision. We do not expect the outcome of this offer of settlement to have a material financial statement impact. On September 15, 2022, we made our second annual filing at FERC, which included (1) our projection of capital expenditures to be recovered under the Mystic COS between January 1, 2023 and December 31, 2023, and (2) an updated projection of the Annual Fixed Revenue Requirement, the Maximum Monthly Fixed Cost Payment, and the Fixed Operating and Maintenance/Return on Investment component of the Monthly Fuel Cost Charge, including an update to rate base for the period between January 1, 2018 and December 31, 2021. That filing is currently pending at FERC.
On March 28, 2023, FERC issued an order on remand from the D.C. Circuit’s August 2022 decision ("FERC Remand Order"). The D.C. Circuit’s August 2022 decision remanded back to FERC certain issues related to the Mystic COS. The FERC Remand Order affirmed that 91% of EMT’s fixed costs will be recovered via the Mystic COS, subject to the reinstatement of a margin sharing mechanism on forward sales of vapor. It also granted our motion to hold in abeyance the EMT Clawback issue, as that matter will be resolved by the settlement agreement filed at FERC in March 2023 if FERC approves the settlement. No party sought rehearing of the FERC Remand Order.
Operating License Renewals
Conowingo Hydroelectric Project. On December 20, 2022, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating FERC’s decision to grant Conowingo its 50-year license renewal and sending the matter back to FERC for further proceedings. Upon issuance of the mandate from the U.S. Court of Appeals for the D.C. Circuit, we began operating under an annual license, which renews automatically, containing the same terms as the license that was in effect prior to the March 19, 2021 FERC order. We are unable to further predict the outcome of this proceeding at this time.
3. Revenue from Contracts with Customers
We recognize revenue from contracts with customers to depict the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. Our primary sources of revenue include competitive sales of power, natural gas, and other energy-related products and sustainable solutions.
See Note 4 — Revenue from Contracts with Customers of our 2022 Form 10-K for additional information regarding the primary sources of revenue.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 3 — Revenue from Contracts with Customers
The following table provides a rollforward of the contract assets reflected in the Consolidated Balance Sheets for the three months ended March 31, 2023 and 2022.

Contract Assets
Balance as of December 31, 2022	$130
Amounts reclassified to receivables	(11)
Revenues recognized	31
Balance as of March 31, 2023	$150

Balance as of December 31, 2021	$149
Amounts reclassified to receivables	(16)
Revenues recognized	9
Balance as of March 31, 2022	$142
Contract Liabilities
We record contract liabilities when consideration is received or due prior to the satisfaction of the performance obligations. We record contract liabilities in Other current liabilities and Other deferred credits and other liabilities in the Consolidated Balance Sheets. These contract liabilities primarily relate to upfront consideration received or due for equipment service plans, the Mystic COS, and the Illinois ZEC program. The Mystic COS includes upfront consideration received or due that differs from the recognized earnings over the cost of the service period. The Illinois ZEC program introduces an annual cap on the total consideration to be received by us for each delivery period. The ZEC price is established on a per MWh of production basis with a maximum annual cap for total compensation to be received in a delivery period, while requiring delivery of all ZECs produced by our participating facilities during each delivery period. ZECs delivered to Illinois utilities in excess of the annual cost cap may be paid in subsequent years if the payments do not exceed the prescribed annual cost cap for that year.
The following table provides a rollforward of the contract liabilities reflected in the Consolidated Balance Sheets for the three months ended March 31, 2023 and 2022.

Contract Liabilities
Balance as of December 31, 2022	$47
Consideration received or due	131
Revenues recognized	(115)
Balance as of March 31, 2023	$63

Balance as of December 31, 2021	$75
Consideration received or due	50
Revenues recognized	(63)
Balance as of March 31, 2022	$62

The following table reflects revenues recognized in the three months ended March 31, 2023 and 2022, which were included in contract liabilities at December 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2023	2022
Revenues recognized	$10	$28
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2023. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 3 — Revenue from Contracts with Customers
term varies by customer type and commodity, but ranges from one month to several years. This disclosure excludes our power and gas sales contracts as they contain variable volumes and/or variable pricing.

	2023	2024	2025	2026	2027 and thereafter	Total
Remaining performance obligations	$195	$82	$32	$15	$136	$460
Revenue Disaggregation
We disaggregate the revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. See Note 4 — Segment Information for the presentation of revenue disaggregation.
4. Segment Information
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 4 — Segment Information
The CODM evaluates the performance of our electric business activities and allocates resources based on Operating revenues net of Purchased power and fuel expense (RNF). We believe this is a useful measurement of operational performance, although it is not a presentation defined under GAAP and may not be comparable to other companies’ presentations of similarly titled measures or deemed more useful than the GAAP information provided elsewhere in these financial statements. Our operating revenues include all sales to third parties and affiliate sales to Exelon's utility subsidiaries prior to the separation. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy, and ancillary services. Fuel expense includes the fuel costs for our owned generation and fuel costs associated with tolling agreements. The results of our other business activities are not regularly reviewed by the CODM and are therefore not classified as operating segments or included in the regional reportable segment amounts. These activities include wholesale and retail sales of natural gas, as well as other miscellaneous business activities that are not significant to our overall results of operations. Further, our unrealized mark-to-market gains and losses on economic hedging activities and our amortization of certain intangible assets and liabilities relating to commodity contracts recorded at fair value from mergers and acquisitions are also excluded from the regional reportable segment amounts. The CODM does not use a measure of total assets in making decisions regarding allocating resources to or assessing the performance of these reportable segments.
The following tables disaggregate the revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The disaggregation of revenues reflects our two primary products of power sales and natural gas sales, with further disaggregation of power sales provided by geographic region. The following tables also show the reconciliation of reportable segment revenues and RNF to our total revenues and RNF for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023
	Revenues from external customers
	Contracts with customers	Other(a)	Total	Intersegment Revenues	Total Revenues
Mid-Atlantic	$1,413	$(137)	$1,276	$(31)	$1,245
Midwest	1,195	(165)	1,030	2	1,032
New York	464	37	501	34	535
ERCOT	200	(32)	168	1	169
Other Power Regions	1,518	279	1,797	(6)	1,791
Total Competitive Businesses Electric Revenues	4,790	(18)	4,772	—	4,772
Competitive Businesses Natural Gas Revenues	895	590	1,485	—	1,485
Competitive Businesses Other Revenues(b)	148	1,160	1,308	—	1,308
Total Consolidated Operating Revenues	$5,833	$1,732	$7,565	$—	$7,565

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 4 — Segment Information

	Three Months Ended March 31, 2022
	Revenues from external customers(c)
	Contracts with customers	Other(a)	Total	Intersegment Revenues	Total Revenues
Mid-Atlantic	$1,154	$(50)	$1,104	$—	$1,104
Midwest	1,248	(51)	1,197	—	1,197
New York	494	(135)	359	6	365
ERCOT	163	72	235	—	235
Other Power Regions	1,421	512	1,933	(6)	1,927
Total Competitive Businesses Electric Revenues	4,480	348	4,828	—	4,828
Competitive Businesses Natural Gas Revenues	811	634	1,445	—	1,445
Competitive Businesses Other Revenues(b)	86	(768)	(682)	—	(682)
Total Consolidated Operating Revenues	$5,377	$214	$5,591	$—	$5,591
__________
(a)Includes revenues from derivatives and leases.
(b)Represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market gains of $929 million and losses of $921 million for the three months ended March 31, 2023 and 2022, respectively, and the elimination of intersegment revenues.
(c)Includes all wholesale and retail electric sales to third parties and affiliate sales to Exelon's utility subsidiaries prior to the separation on February 1, 2022. See Note 16 - Related Party Transactions for additional information.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	RNF from external customers	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$722	$(31)	$691	$509	$(1)	$508
Midwest	690	(1)	689	785	—	785
New York	225	36	261	260	8	268
ERCOT	53	(1)	52	106	(27)	79
Other Power Regions	256	(8)	248	297	(10)	287
Total RNF for Reportable Segments	1,946	(5)	1,941	1,957	(30)	1,927
Other(b)	(110)	5	(105)	84	30	114
Total RNF	$1,836	$—	$1,836	$2,041	$—	$2,041
__________
(a)Includes purchases and sales from/to third parties and affiliate sales to Exelon's utility subsidiaries prior to the separation on February 1, 2022. See Note 16 - Related Party Transactions for additional information.
(b)Other represents activities not allocated to a region. See text above for a description of included activities. Primarily includes:
•Unrealized mark-to-market losses of $266 million and $92 million for the three months ended March 31, 2023 and 2022, respectively.
•The elimination of intersegment RNF.
5. Accounts Receivable
Unbilled Customer Revenue
We recorded $364 million and $564 million of unbilled customer revenues in Customer accounts receivables, net in the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 5 — Accounts Receivable
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
The following tables summarize the impact of the sale of certain receivables:

	As of March 31, 2023	As of December 31, 2022
Derecognized receivables transferred at fair value	$1,474	$1,615
Cash proceeds received	1,100	1,100
DPP	374	515

	Three Months Ended March 31,
	2023	2022
Loss on sale of receivables(a)	$20	$10
__________
(a)Reflected in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income. This represents the amount by which the accounts receivable sold into the Facility are discounted, limited to credit losses.

	Three Months Ended March 31,
	2023	2022
Proceeds from new transfers(a)	$1,957	$1,654
Cash collections received on DPP	926	853
Cash collections reinvested in the Facility	2,883	2,507
__________
(a)Customer accounts receivable sold into the Facility were $2,750 million and $2,572 million for the three months ended March 31, 2023 and 2022, respectively.
Our risk of loss following the transfer of accounts receivable is limited to the DPP outstanding. Payment of DPP is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred. We continue to service the receivables sold in exchange for a servicing fee. We did not record a servicing asset or liability as the servicing fees were not material.
We recognize the cash proceeds received upon sale in Cash flows from operating activities in the Consolidated Statements of Cash Flows. The collection and reinvestment of DPP is recognized in Cash flows from investing activities in the Consolidated Statements of Cash Flows.
See Note 11 — Fair Value of Financial Assets and Liabilities and Note 14 — Variable Interest Entities for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 5 — Accounts Receivable
Other Sales of Customer Accounts Receivables
We are required, under supplier tariffs, to sell customer receivables to utility companies. The following table presents the total receivables sold.

	Three Months Ended March 31,
	2023	2022
Total receivables sold	$184	$69
6. Nuclear Decommissioning
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
The following table provides a rollforward of the nuclear decommissioning AROs reflected in the Consolidated Balance Sheets from December 31, 2022 to March 31, 2023:

Balance as of December 31, 2022(a)	$12,500
Accretion expense	139
Costs incurred related to decommissioning plants	(8)
Balance as of March 31, 2023(a)	$12,631
__________
(a)Includes $36 million and $40 million as the current portion of the ARO as of March 31, 2023 and December 31, 2022, respectively, which is included in Other current liabilities in the Consolidated Balance Sheets.
NDT Funds
We had NDT funds totaling $14,676 million and $14,127 million as of March 31, 2023 and December 31, 2022, respectively. The NDT funds also include $70 million and $13 million for the current portion of the NDT funds as of March 31, 2023 and December 31, 2022, respectively, which are included in Other current assets in the Consolidated Balance Sheets. See Note 15 — Supplemental Financial Information for additional information on activities of the NDT funds.
Accounting Implications of the Regulatory Agreement Units
See Note 1 — Basis of Presentation and Note 10 — Asset Retirement Obligations of our 2022 Form 10-K for additional information on the Regulatory Agreement Units.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 6 — Nuclear Decommissioning
The following table presents our noncurrent payables to ComEd and PECO which are recorded as Payables related to Regulatory Agreement Units as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
ComEd	$2,804	$2,660
PECO	265	237
Payables related to Regulatory Agreement Units	$3,069	$2,897
NRC Minimum Funding Requirements
NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts to decommission the facility at the end of its life.
We filed our biennial decommissioning funding status report with the NRC on March 23, 2023 for all units, including our shutdown units, except for Zion Station which is included in a separate report to the NRC submitted by ZionSolutions, LLC. The status report demonstrated adequate decommissioning funding assurance as of December 31, 2022 for all units except for Peach Bottom Unit 1. As a former PECO plant, financial assurance for decommissioning Peach Bottom Unit 1 is provided by the NDT fund, collections from PECO customers, and the ability to adjust those collections in accordance with the approved PAPUC tariff. See Note 10 — Asset Retirement Obligations of our 2022 Form 10-K for information regarding the amount collected from PECO customers for decommissioning costs.
Impact of Separation from Exelon
Satisfying a condition precedent, on December 16, 2021, the NYPSC authorized our separation from Exelon and accepted the terms of a Joint Proposal that became binding upon closing of the separation on February 1, 2022. As part of the Joint Proposal, among other items, we have projected completion of radiological decommissioning and site restoration activities necessary to achieve a partial site release from the NRC (release of the site for unrestricted use, except for any on-site dry cask storage) within 20 years from the end of licensed life for each of our Ginna and FitzPatrick units and from the end of licensed life for the last of the NMP operating units. While there is flexibility under the Joint Proposal, there was an increase to the AROs associated with our New York nuclear plants during the first quarter of 2022.
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
See Note 1 — Basis of Presentation for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 7 — Income Taxes
7. Income Taxes
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended March 31,
	2023(a)	2022(a)
U.S. federal statutory rate	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3.3	55.2
Qualified NDT fund income and losses	33.7	(127.5)
Amortization of investment tax credit, including deferred taxes on basis differences	(0.7)	(9.2)
Production tax credits and other credits	(0.8)	(34.8)
Noncontrolling interests	—	(1.0)
Other	(1.5)	9.4
Effective income tax rate(b)	55.0%	(86.9)%
__________
(a)Positive percentages represent income tax expense. Negative percentages represent income tax benefit.
(b)The effective tax rate in 2023 is primarily due to the impacts of realized and unrealized NDT income on Income before income taxes. The effective tax rate in 2022 is primarily due to the impacts of unrealized NDT losses on Income before income taxes and one-time income tax adjustments.
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

Responsibility and Indemnification for Taxes. As a former subsidiary of Exelon, we have joint and several liability with Exelon to the IRS and certain state jurisdictions relating to federal and state tax filings we were included in prior to the separation. The TMA specifies the portion of this tax liability for which we bear contractual responsibility. Specifically, we are liable for our share of certain taxes required to be paid by Exelon with respect to taxable years or periods (or portions thereof) ending on or prior to the separation to the extent that we would have been responsible for such taxes under the Exelon tax sharing agreement then existing. As of March 31, 2023 and December 31, 2022, our Consolidated Balance Sheets reflect a payable of $32 million for tax liabilities where we maintain contractual responsibility to Exelon, with $18 million in Other accounts receivable and $50 million in Noncurrent other liabilities.
Tax Refunds and Attributes. The TMA provides for the allocation of certain pre-closing tax attributes between us and Exelon, along with our share of refunds for taxes claimed by Exelon for periods prior to separation. Upon separation, certain attributes that were generated by our business were allocated to Exelon, and under the TMA, Exelon will reimburse Constellation when those attributes are utilized. As of March 31, 2023, our Consolidated Balance Sheet reflects receivables of $212 million and $319 million in Other accounts receivable and Other deferred debits and other assets, respectively. As of December 31, 2022, our Consolidated Balance Sheet reflected receivables of $168 million and $362 million in Other accounts receivable and Other deferred debits and other assets, respectively.
8. Retirement Benefits
Defined Benefit Pension and OPEB
During the first quarter of 2023, we received an updated valuation of our pension and OPEB obligations to reflect actual census data as of January 1, 2023. This valuation resulted in increases to the pension and OPEB

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 8 — Retirement Benefits
obligations totaling $48 million and $21 million, respectively, with an offset to accumulated other comprehensive loss of $53 million (after-tax). The key assumptions used in the updated valuation of our pension and OPEB obligations, such as discount rate and expected long-term rate of return on plan assets, were unchanged from those used as of December 31, 2022.
Components of Net Periodic Benefit Costs (Credits)
We report the service cost and other non-service cost (credit) components of net periodic benefit costs (credits) for all plans separately in our Consolidated Statements of Operations and Comprehensive Income. Effective February 1, 2022, the service cost component is included in Operating and maintenance expense and Property, plant, and equipment, net (where criteria for capitalization of direct labor has been met) while the non-service cost (credit) components are included in Other, net, in accordance with single employer plan accounting.
Prior to separation, we were allocated our portion of pension and OPEB service and non-service costs (credits) from Exelon, which was included in Operating and maintenance expense. Our portion of the total net periodic benefit costs allocated to us from Exelon in 2022 prior to separation was not material and remains in total Operating and maintenance expense.
The following tables present the components of our net periodic benefit costs (credits), prior to capitalization and co-owner allocations, for the three months ended March 31, 2023 and 2022:

	Pension Benefits		OPEB		Total Pension Benefits and OPEB
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$22	$33	$4	$6	$26	$39
Non-service components of pension benefits & OPEB (credit) cost
Interest cost	99	70	18	13	117	83
Expected return on assets	(127)	(137)	(11)	(14)	(138)	(151)
Amortization of:
Prior service cost (credit)	—	—	(2)	(2)	(2)	(2)
Actuarial loss (gain)	12	38	(3)	—	9	38
Non-service components of pension benefits & OPEB (credit) cost	(16)	(29)	2	(3)	(14)	(32)
Net periodic benefit cost(a,b)	$6	$4	$6	$3	$12	$7
__________
(a)The pension benefit and OPEB service costs reflected in the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2023 totaled $24 million. The pension benefit and OPEB non-service costs (credits) reflected in the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2023 totaled ($14) million.
(b)The pension benefit and OPEB service costs reflected in the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2022 totaled $30 million. The pension benefit and OPEB non-service costs (credits) reflected in the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2022 totaled ($25) million.
9. Derivative Financial Instruments
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

Note 9 — Derivative Financial Instruments
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 9 — Derivative Financial Instruments
The following tables provide a summary of the derivative fair value balances recorded as of March 31, 2023 and December 31, 2022:

March 31, 2023	Economic Hedges	Proprietary Trading	Collateral (a)(b)	Netting(a)	Total
Mark-to-market derivative assets (current assets)	$10,189	$5	$362	$(8,627)	$1,929
Mark-to-market derivative assets (noncurrent assets)	4,236	—	153	(3,275)	1,114
Total mark-to-market derivative assets	14,425	5	515	(11,902)	3,043
Mark-to-market derivative liabilities (current liabilities)	(10,641)	(3)	443	8,628	(1,573)
Mark-to-market derivative liabilities (noncurrent liabilities)	(4,179)	—	205	3,274	(700)
Total mark-to-market derivative liabilities	(14,820)	(3)	648	11,902	(2,273)
Total mark-to-market derivative net assets (liabilities)	$(395)	$2	$1,163	$—	$770

December 31, 2022
Mark-to-market derivative assets (current assets)	$15,296	$10	$161	$(13,123)	$2,344
Mark-to-market derivative assets (noncurrent assets)	5,100	—	217	(4,074)	1,243
Total mark-to-market derivative assets	20,396	10	378	(17,197)	3,587
Mark-to-market derivative liabilities (current liabilities)	(15,049)	(6)	374	13,123	(1,558)
Mark-to-market derivative liabilities (noncurrent liabilities)	(5,203)	—	146	4,074	(983)
Total mark-to-market derivative liabilities	(20,252)	(6)	520	17,197	(2,541)
Total mark-to-market derivative net assets (liabilities)	$144	$4	$898	$—	$1,046
_________
(a)We net all available amounts allowed in our Consolidated Balance Sheets in accordance with authoritative guidance for derivatives. These amounts include unrealized derivative transactions with the same counterparty under legally enforceable master netting agreements and cash collateral. In some cases we may have other offsetting exposures, subject to a master netting or similar agreement, such as trade receivables and payables, transactions that do not qualify as derivatives, letters of credit and other forms of non-cash collateral. These amounts are not material as of March 31, 2023 and December 31, 2022 and not reflected in the tables above.
(b)Includes $295 million of variation margin posted and $836 million of variation margin held from the exchanges as of March 31, 2023 and December 31, 2022, respectively.
Economic Hedges (Commodity Price Risk)
For the three months ended March 31, 2023 and 2022, we recognized the following net pre-tax commodity mark-to-market gains (losses) which are also located in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2023	2022
Income Statement Location	Gains (Losses)
Operating revenues	$930	$(919)
Purchased power and fuel	(1,193)	826
Total	$(263)	$(93)
In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on owned and contracted generation positions that have not been hedged. For merchant revenues not already hedged via comprehensive state programs, such as the CMC in Illinois, historically we have used a three-year ratable sales plan to align our hedging strategy with our financial objectives. As a result, our prompt three-year merchant revenues have been hedged on an approximate rolling 90%/60%/30% basis. We may also enter into transactions that are outside of this ratable hedging program. As of March 31, 2023, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York, and ERCOT reportable segments is 95%-98% and 77%-80% for 2023 and 2024, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 9 — Derivative Financial Instruments
Interest Rate and Foreign Exchange Risk
We utilize interest rate swaps to manage our interest rate exposure and foreign currency derivatives to manage foreign exchange rate exposure associated with international commodity purchases in currencies other than U.S. dollars, both of which are treated as economic hedges. The notional amounts were $493 million and $524 million as of March 31, 2023 and December 31, 2022, respectively.
The following table provides the mark-to-market derivative assets and liabilities as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Economic Hedges	Netting(a)	Total	Economic Hedges	Netting(a)	Total
Mark-to-market derivative assets (current assets)	$25	$(2)	$23	$29	$(5)	$24
Mark-to-market derivative assets (noncurrent assets)	11	—	11	18	—	18
Total mark-to-market derivative assets	36	(2)	34	47	(5)	42
Mark-to-market derivative liabilities (current liabilities)	(2)	2	—	(5)	5	—
Mark-to-market derivative liabilities (noncurrent liabilities)	—	—	—	—	—	—
Total mark-to-market derivative liabilities	(2)	2	—	(5)	5	—
Total mark-to-market derivative net assets (liabilities)	$34	$—	$34	$42	$—	$42
_________
(a)We net all available amounts in our Consolidated Balance Sheets in accordance with authoritative guidance for derivatives. These amounts include unrealized derivative transactions with the same counterparty under legally enforceable master netting agreements.
The mark-to-market gains and losses associated with management of interest rate and foreign currency exchange rate risk for the three months ended March 31, 2023 and 2022 were not material.
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
The following tables provide information on the credit exposure for all derivative instruments, NPNS and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2023. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The amounts in the tables below exclude

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 9 — Derivative Financial Instruments
credit risk exposure from individual retail counterparties, nuclear fuel procurement contracts, and exposure through RTOs, ISOs, NYMEX, ICE, NASDAQ, NGX, and Nodal commodity exchanges.

Rating as of March 31, 2023	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$950	$63	$887	—	$—
Non-investment grade	8	—	8	—	—
No external ratings
Internally rated — investment grade	179	—	179	—	—
Internally rated — non-investment grade	325	30	295	—	—
Total	$1,462	$93	$1,369	—	$—

Net Credit Exposure by Type of Counterparty	As of March 31, 2023
Investor-owned utilities, marketers, power producers	$1,074
Energy cooperatives and municipalities	174
Financial Institutions	27
Other	94
Total	$1,369
__________
(a)As of March 31, 2023, credit collateral held from counterparties where we had credit exposure included $41 million of cash and $52 million of letters of credit. The credit collateral does not include non-liquid collateral.
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

Note 9 — Derivative Financial Instruments
The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk-Related Contingent Features	March 31, 2023	December 31, 2022
Gross fair value of derivative contracts containing this feature(a)	$(2,683)	$(4,736)
Offsetting fair value of in-the-money contracts under master netting arrangements(b)	987	2,048
Net fair value of derivative contracts containing this feature(c)	$(1,696)	$(2,688)
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
As of March 31, 2023 and December 31, 2022, we posted or held the following amounts of cash collateral and letters of credit on derivative contracts with external counterparties, after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

	March 31, 2023	December 31, 2022
Cash collateral posted(a)	$1,898	$1,636
Letters of credit posted(a)	672	947
Cash collateral held(a)	755	765
Letters of credit held(a)	71	115
Additional collateral required in the event of a credit downgrade below investment grade (at BB+/Ba1)(b)(c)	2,405	3,337
__________
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
10. Debt and Credit Agreements
Short-Term Borrowings
We meet our short-term liquidity requirements primarily through the issuance of commercial paper. We may use our credit facility for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Debt and Credit Agreements
Commercial Paper
The following table reflects our commercial paper program supported by the revolving credit agreements as of March 31, 2023 and December 31, 2022:

Outstanding Commercial Paper as of		Weighted Average Interest Rate on Commercial Paper Borrowings as of
March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
$205	$959	5.09%	4.90%
Credit Agreements
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
As of March 31, 2023, we had the following aggregate bank commitments, credit facility borrowings and available capacity under our respective credit facilities:

				Available Capacity as of March 31, 2023
Facility Type	Aggregate Bank Commitment	Facility Draws	Outstanding Letters of Credit	Actual		To Support Additional Commercial Paper
Syndicated Revolver	$3,500	$—	$196	$3,304		$3,099
Bilaterals(a)	1,310	—	785	525		—
Liquidity Facility	971	—	576	295	(b)	—
Project Finance	131	—	108	23		—
Total	$5,912	$—	$1,665	$4,147		$3,099
__________
(a)On January 20, 2023, a bilateral credit agreement initiated on August 24, 2022 decreased from $100 million to $10 million. On March 29, 2023, we initiated a new bilateral credit agreement for $100 million, with a maturity date of March 29, 2025. On January 31, 2023, a bilateral credit agreement initiated on May 15, 2020 increased from $200 million to $250 million, and on March 31, 2023 this agreement increased to $300 million. On April 4, 2023, a bilateral credit agreement initiated on January 5, 2016 was extended for three years to April 3, 2026.
(b)The maximum amount of the bank commitment is not to exceed $971 million. The aggregate available capacity of the facility is subject to market fluctuations based on the value of U.S. Treasury Securities which determines the amount of collateral held in the trust. We may post additional collateral to borrow up to the maximum bank commitment. As of March 31, 2023, without posting additional collateral, the actual availability of facility, prior to outstanding letters of credit was $871 million.
Short-Term Loan Agreements
On March 31, 2020, we entered into a term loan agreement for $300 million. We repaid $100 million of the term loan on March 29, 2022. The remaining $200 million from the loan agreement was renewed on March 29, 2022 and repaid on March 29, 2023. Pursuant to the loan agreement, loans made thereunder bore interest at a variable rate equal to SOFR plus 0.80% and all indebtedness thereunder was unsecured. The loan was reflected in Short-term borrowings in the Consolidated Balance Sheet as of December 31, 2022.
On January 26, 2023, we entered into a term loan agreement for $100 million. The loan agreement has an expiration of January 24, 2024. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to SOFR plus 0.8% and all indebtedness thereunder is unsecured. The loan was reflected in Short-term borrowings in the Consolidated Balance Sheet as of March 31, 2023.
On February 9, 2023, we entered into a term loan agreement for $400 million. The loan agreement has an expiration of February 8, 2024. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to SOFR plus 1.05% and all indebtedness thereunder is unsecured. The loan was reflected in Short-term borrowings in the Consolidated Balance Sheet as of March 31, 2023.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Debt and Credit Agreements
Long-Term Debt
Debt Issuances and Redemptions
During the three months ended March 31, 2023, the following long-term debt was issued:

Type	Interest Rate	Maturity	Amount	Use of Proceeds
2028 Senior Notes	5.60%	March 1, 2028	$750	To fund general corporate purposes, including repayment of short-term borrowings
2033 Senior Notes	5.80%	March 1, 2033	600	To fund general corporate purposes, including repayment of short-term borrowings
Energy Efficiency Project Financing(a)	2.20% - 4.96%	May 31, 2023 - May 1, 2024	3	Funding to install energy conservation measures
__________
(a)For Energy Efficiency Project Financing, the maturity dates represent the expected date of project completion, upon which the respective customer assumes the outstanding debt.
On April 3, 2023, we completed separate reofferings for six issues of tax-exempt pollution control revenue refunding bonds (the Bonds) totaling, in the aggregate, $435 million in principal amount. The Bonds bear interest at term rates ranging from 4.10% to 4.45%. The proceeds will be used to fund general corporate purposes, including repayment of short-term borrowings.
During the three months ended March 31, 2023, the following long-term debt was redeemed:

Type	Interest Rate	Maturity	Amount
Continental Wind Nonrecourse Debt	6.00%	February 28, 2033	$15
West Medway II Nonrecourse Debt	1 month LIBOR + 2.875%	March 31, 2026	7
Antelope Valley DOE Nonrecourse Debt	2.29% - 3.56%	January 5, 2037	6
RPG Nonrecourse Debt	4.11%	March 31, 2035	2
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
Debt Covenants
As of March 31, 2023, we are in compliance with all debt covenants.
11. Fair Value of Financial Assets and Liabilities
We measure and classify fair value measurements in accordance with the hierarchy as defined by GAAP. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following table presents the carrying amounts and fair values of the short-term liabilities, long-term debt, and the SNF obligation as of March 31, 2023 and December 31, 2022. We have no financial liabilities classified as Level 1.
The carrying amounts of the short-term liabilities as presented in the Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	March 31, 2023				December 31, 2022
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-term debt, including amounts due within one year	$5,924	$5,123	$861	$5,984	$4,609	$3,688	$859	$4,547
SNF Obligation	1,244	1,082	—	1,082	1,230	1,021	—	1,021
Valuation Techniques Used to Determine Fair Value
Our valuation techniques used to measure the fair value of the assets and liabilities are in accordance with the policies discussed in Note 18 — Fair Value of Financial Assets and Liabilities of our 2022 Form 10-K.
Valuation Techniques Used to Determine Net Asset Value
Certain NDT Fund Investments are not classified within the fair value hierarchy and are included under the heading “Not subject to leveling” in the table below. These investments are measured at fair value using NAV per share as a practical expedient and include commingled funds, mutual funds which are not publicly quoted, managed private credit funds, private equity and real estate funds.
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
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2023 and December 31, 2022:

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities

	As of March 31, 2023					As of December 31, 2022
	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$30	$—	$—	$—	$30	$41	$—	$—	$—	$41
NDT fund investments
Cash equivalents(b)	530	85	—	—	615	349	88	—	—	437
Equities	3,971	1,592	—	1,144	6,707	3,462	1,498	—	1,421	6,381
Fixed income
Corporate debt(c)	—	860	266	—	1,126	—	885	264	—	1,149
U.S. Treasury and agencies	1,883	57	—	—	1,940	1,996	46	—	—	2,042
Foreign governments	—	46	—	—	46	—	39	—	—	39
State and municipal debt	—	52	—	—	52	—	53	—	—	53
Other	22	19	—	1,820	1,861	21	21	—	1,649	1,691
Fixed income subtotal	1,905	1,034	266	1,820	5,025	2,017	1,044	264	1,649	4,974
Private credit	—	—	155	626	781	—	—	159	643	802
Private equity	—	—	—	681	681	—	—	—	687	687
Real estate	—	—	—	977	977	—	—	—	1014	1,014
NDT fund investments subtotal(d)(e)	6,406	2,711	421	5,248	14,786	5,828	2,630	423	5,414	14,295
Rabbi trust investments
Cash equivalents	1	—	—	—	1	1	—	—	—	1
Mutual funds	41	—	—	—	41	39	—	—	—	39
Life insurance contracts	—	29	1	—	30	—	27	1	—	28
Rabbi trust investments subtotal	42	29	1	—	72	40	27	1	—	68
Investments in equities	5	—	—	—	5	6	—	—	—	6
Commodity derivative assets
Economic hedges	2,729	7,322	4,410	—	14,461	3,505	11,353	5,585	—	20,443
Proprietary trading	—	2	3	—	5	—	4	6	—	10
Effect of netting and allocation of collateral(f)(g)	(2,334)	(6,397)	(2,658)	—	(11,389)	(2,951)	(10,348)	(3,525)	—	(16,824)
Commodity derivative assets subtotal	395	927	1,755	—	3,077	554	1,009	2,066	—	3,629
DPP consideration	—	374	—	—	374	—	515	—	—	515
Total assets	6,878	4,041	2,177	5,248	18,344	6,469	4,181	2,490	5,414	18,554
Liabilities
Commodity derivative liabilities
Economic hedges	(2,804)	(8,099)	(3,919)	—	(14,822)	(3,171)	(11,498)	(5,588)	—	(20,257)
Proprietary trading	—	(2)	(1)	—	(3)	—	(4)	(2)	—	(6)
Effect of netting and allocation of collateral(f)(g)	2,771	6,869	2,912	—	12,552	3,279	10,700	3,743	—	17,722
Commodity derivative liabilities subtotal	(33)	(1,232)	(1,008)	—	(2,273)	108	(802)	(1,847)	—	(2,541)
Deferred compensation obligation	—	(57)	—	—	(57)	—	(57)	—	—	(57)
Total liabilities	(33)	(1,289)	(1,008)	—	(2,330)	108	(859)	(1,847)	—	(2,598)
Total net assets (liabilities)	$6,845	$2,752	$1,169	$5,248	$16,014	$6,577	$3,322	$643	$5,414	$15,956

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
__________
(a)CEG Parent has $38 million and $49 million of Level 1 cash equivalents as of March 31, 2023 and December 31, 2022, respectively. We exclude cash of $222 million and $390 million as of March 31, 2023 and December 31, 2022, respectively, and restricted cash of $75 million and $70 million as of March 31, 2023 and December 31, 2022, respectively. CEG Parent excludes an additional $1 million and $19 million of cash as of March 31, 2023 and December 31, 2022, respectively.
(b)Includes $106 million and $99 million of cash received from outstanding repurchase agreements as of March 31, 2023 and December 31, 2022, respectively, and is offset by an obligation to repay upon settlement of the agreement as discussed in (e) below.
(c)Includes investments in equities sold short of ($46) million and ($45) million as of March 31, 2023 and December 31, 2022, respectively, held in an investment vehicle primarily to hedge the equity option component of convertible debt.
(d)Includes net derivative assets of less than $1 million and $1 million, which have total notional amounts of $530 million and $494 million as of March 31, 2023 and December 31, 2022, respectively. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the periods ended and do not represent the amount of our exposure to credit or market loss.
(e)Excludes net liabilities of $110 million and $168 million as of March 31, 2023 and December 31, 2022, respectively, which include certain derivative assets that have notional amounts of $163 million and $59 million as of March 31, 2023 and December 31, 2022, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, repurchase agreement obligations, and payables related to pending securities purchases. The repurchase agreements are generally short-term in nature with durations generally of 30 days or less.
(f)Net collateral posted to counterparties totaled $437 million, $472 million, and $254 million allocated to Level 1, Level 2, and Level 3 mark-to-market derivatives, respectively, as of March 31, 2023. Net collateral posted to counterparties totaled $328 million, $352 million, and $218 million allocated to Level 1, Level 2, and Level 3 mark-to-market derivatives, respectively, as of December 31, 2022.
(g)Includes $295 million of variation margin posted and $836 million of variation margin held from the exchanges as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, we have outstanding commitments to invest in private credit, private equity, and real estate investments of $231 million, $126 million, and $376 million, respectively. These commitments will be funded by our existing NDT funds.
We hold investments without readily determinable fair values with carrying amounts of $56 million and $46 million as of March 31, 2023 and December 31, 2022, respectively. Changes in fair value, cumulative adjustments, and impairments were not material for the three months ended March 31, 2023 and the year ended December 31, 2022.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31, 2023
	NDT Fund Investments	Mark-to-Market Derivatives		Life Insurance Contracts	Total
Balance as of January 1, 2023	$423	$219		$1	$643
Total realized / unrealized gains
Included in net income	—	506	(a)	—	506
Change in collateral	—	35		—	35
Purchases, sales, issuances and settlements
Purchases	—	66		—	66
Sales	—	(4)		—	(4)
Settlements	(2)	—		—	(2)
Transfers into Level 3	—	(8)	(b)	—	(8)
Transfers out of Level 3	—	(67)	(b)	—	(67)
Balance as of March 31, 2023	$421	$747		$1	$1,169
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities as of March 31, 2023	$—	$712		$—	$712

	For the Three Months Ended March 31, 2022
	NDT Fund Investments	Mark-to-Market Derivatives		Life Insurance Contracts	Total
Balance as of January 1, 2022	$464	$(94)		$—	$370
Total realized / unrealized losses
Included in net income	—	(1,011)	(a)	—	(1,011)
Included in noncurrent payables to affiliates	(2)	—		—	(2)
Change in collateral	—	(262)			(262)
Impacts of separation	—	—		3	3
Purchases, sales, issuances and settlements
Purchases	—	49		—	49
Sales	—	(26)		—	(26)
Settlements	—	—		—	—
Transfers into Level 3	—	101	(b)	—	101
Transfers out of Level 3	—	(35)	(b)	—	(35)
Balance as of March 31, 2022	$462	$(1,278)		$3	$(813)
The amount of total losses included in income attributed to the change in unrealized losses related to assets and liabilities as of March 31, 2022	$—	$(1,019)		$—	$(1,019)
__________
(a)Includes a reduction of $206 million for realized gains and an addition of $8 million for realized losses due to the settlement of derivative contracts for the three months ended March 31, 2023, and 2022 respectively.
(b)Transfers into and out of Level 3 generally occur when the contract tenor becomes less or more observable, respectively, primarily due to changes in market liquidity or assumptions for certain commodity contracts.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	Operating Revenues		Purchased Power and Fuel		Other, net
	2023	2022	2023	2022	2023	2022
Total gains (losses) included in net income	$547	$(1,021)	$(41)	$10	$—	$—
Total unrealized gains (losses)	839	(1,221)	(127)	202	—	—
Mark-to-Market Derivatives
The following table presents the significant inputs to the forward curve used to value level 3 mark-to-market derivative positions:

Type of trade	Fair Value as of March 31, 2023	Fair Value as of December 31, 2022	Valuation Technique	Unobservable Input	2023 Range & Arithmetic Average				2022 Range & Arithmetic Average
Mark-to-market derivatives—Economic hedges(a)(b)	$491	$(3)	Discounted Cash Flow	Forward power price	$(0.75)	-	$196	$55	$0.63	-	$283	$72
				Forward gas price	$1.75	-	$17	$4.01	$1.67	-	$26	$4.57
			Option Model	Volatility percentage	114%	-	119%	116%	97%	-	119%	111%
__________
(a)The valuation techniques, unobservable inputs, ranges, and arithmetic averages are the same for the asset and liability positions.
(b)The fair values do not include cash collateral posted on level 3 positions of $254 million and $218 million as of March 31, 2023 and December 31, 2022, respectively.

The inputs listed above, which are as of the balance sheet date, would have a direct impact on the fair values of the above instruments if they were adjusted. The significant unobservable inputs used in the fair value measurement of our commodity derivatives are forward commodity prices and price volatility for options. Increases (decreases) in the forward commodity price in isolation would result in significantly higher (lower) fair values for long positions (contracts that give us the obligation or option to purchase a commodity), with offsetting impacts to short positions (contracts that give us the obligation or right to sell a commodity). Increases (decreases) in volatility would increase (decrease) the value for the holder of the option (writer of the option). Generally, a change in the estimate of forward commodity prices is unrelated to a change in the estimate of volatility of prices. An increase to the heat rate or renewable factors would increase the fair value accordingly. Generally, interrelationships exist between market prices of natural gas and power; i.e. an increase in natural gas pricing would have a similar impact on forward power markets. See Note 9 — Derivative Financial Instruments for additional information on mark-to-market derivatives.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Commitments and Contingencies
12. Commitments and Contingencies
Commitments
Commercial Commitments. Commercial commitments as of March 31, 2023, representing commitments potentially triggered by future events, were as follows:

		Expiration within
	Total	2023	2024	2025	2026	2027	2028 and beyond
Letters of credit	$1,665	$1,382	$245	$—	$—	$38	$—
Surety bonds(a)	986	842	144	—	—	—	—
Total commercial commitments	$2,651	$2,224	$389	$—	$—	$38	$—
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
We had accrued undiscounted amounts for environmental liabilities of $129 million and $119 million as of March 31, 2023 and December 31, 2022, respectively, in Accrued expenses and Other deferred credits and other liabilities in the Consolidated Balance Sheets.
Cotter Corporation. The EPA has advised Cotter Corporation (N.S.L.) (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at two sites in Missouri. In 2000, ComEd sold Cotter to an unaffiliated third-party. As part of the sale, ComEd agreed to indemnify Cotter for any liability arising from these two Missouri superfund sites, West Lake Landfill and Latty Avenue. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to us, and ultimately retained by us per the terms of our separation from Exelon. See Note 1 — Basis of Presentation for additional information on the separation and Note 19 - Commitments and Contingencies of our 2022 Form 10-K for additional information on the West Lake Landfill.
Latty Avenue and Vicinity Properties. In August 2011, Cotter was notified by the DOJ that Cotter is considered a PRP with respect to the government’s clean-up costs for contamination attributable to low level radioactive residues at a former storage and reprocessing facility named Latty Avenue near St. Louis, Missouri.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Commitments and Contingencies
In April 2023, Cotter was informed by the DOJ about potential additional liability for all PRPs of approximately $90 million associated with the Latty Avenue site as well as certain allegedly contaminated properties in the vicinity of Latty Avenue, for which the government claims that Cotter is a PRP. We are in the process of obtaining additional information from the DOJ to evaluate this potential liability. It is reasonably possible that Cotter's allocable share could have a material unfavorable impact on our consolidated financial statements.
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
At March 31, 2023 and December 31, 2022, we recorded estimated liabilities of approximately $91 million and $95 million, respectively, in total for asbestos-related bodily injury claims. As of March 31, 2023, approximately $23 million of this amount related to 257 open claims presented to us, while the remaining $68 million is for estimated future asbestos-related bodily injury claims anticipated to arise through 2055, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, we monitor actual experience against the number of forecasted claims to be received and expected claim payments and evaluate whether adjustments to the estimated liabilities are necessary.
Impacts of the February 2021 Extreme Cold Weather Event and Texas-based Generating Assets Outages. Beginning on February 15, 2021, our Texas-based generating assets within the ERCOT market, specifically Colorado Bend II, Wolf Hollow II, and Handley, experienced outages as a result of extreme cold weather conditions. In addition, those weather conditions drove increased demand for service, dramatically increased wholesale power prices, and also increased gas prices in certain regions. See Note 2 — Regulatory Matters for additional information.
Various lawsuits have been filed against us since March 2021 related to these events, including:
•On March 5, 2021, we, along with more than 150 power generators and transmission and distribution companies, were sued by approximately 160 individually named plaintiffs, purportedly on behalf of all Texans who allegedly suffered loss of life or sustained personal injury, property damage or other losses as a result of the weather events. The plaintiffs alleged that the defendants failed to properly prepare for the cold weather and failed to properly conduct their operations, seeking compensatory as well as punitive damages. Thereafter, numerous other plaintiffs filed multiple lawsuits against more than 300 defendants, including us, involving similar allegations of liability and claims of personal injury and property damage all arising out of the February weather events. These additional lawsuits allege wrongful death, property damage, or other losses. Co-defendants in these lawsuits include ERCOT, transmission and distribution utilities and other generators.
On December 28, 2021, approximately 130 insurance companies which insured Texas homeowners and businesses filed a subrogation lawsuit against multiple defendants alleging that defendants were at fault for the energy failure that resulted from the winter storm, causing significant property damage to the insureds. Subsequently, several hundred other insurance companies filed similar claims. All of these cases were combined in a Multi-District-Litigation (MDL) pending in Texas state court, which established a bellwether process to consider initial motions to dismiss by the different industry groups of defendants. Defendants filed Motions to Dismiss the amended complaints in five bellwether cases in July 2022. Briefing was completed in September 2022, and oral argument was held on October 11 and 12, 2022. On February 3, 2023, the court granted the motions to dismiss pertaining to us in part and denied them in part, leaving the plaintiffs' negligence and nuisance claims to proceed. As a result, we remain a defendant in the lawsuits, although we, along with the other generators, have sought relief from the court of appeals in Texas. Since the motions to dismiss were partially denied, thousands of new claimants, many in multiple mass tort actions, have filed lawsuits in various Texas state courts naming us, among other defendants. The expectation is these lawsuits will be transferred to the MDL. To date, we have been served with only some of the newly filed claims, many of which appear to be duplicative of previous lawsuits. Once reconstituted, the MDL is expected to now involve over 200 cases brought by over 16,000 plaintiffs, including more than 500 insurance companies, and we are defendants in the majority of them.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Commitments and Contingencies
We dispute liability and deny that we are responsible for any of plaintiffs’ alleged claims and are vigorously contesting them. No loss contingencies have been reflected in the consolidated financial statements with respect to these matters, nor can we currently estimate a range of loss. It is reasonably possible, however, that resolution of these matters could have a material, unfavorable impact on our consolidated financial statements.
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
13. Shareholders' Equity
Share Repurchase Program (CEG Parent)
On February 16, 2023, as part of our capital allocation plan, our Board of Directors announced a share repurchase program with a $1 billion purchase authority without expiration. Share repurchases may be made through a variety of methods, which may include open market or privately negotiated transactions, provided that the amounts spent do not exceed what is authorized. Any repurchased shares are constructively retired and cancelled. The program does not obligate us to acquire a minimum number of shares during any period and our repurchase of CEG's common stock may be limited, suspended, or discounted at any time at our discretion and without prior notice. Repurchases under this program commenced in March 2023.
During the three months ended March 31, 2023, we repurchased from the open market 3.2 million shares of our common stock for a total cost of $251 million at an average price per share of $76.73. As of March 31, 2023, there was $749 million of remaining authority to repurchase shares. No other repurchase plans or programs have been authorized by our Board of Directors.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 13 — Shareholders' Equity
Changes in Accumulated Other Comprehensive Loss (All Registrants)
The following tables present changes in AOCI, net of tax, by component:

Three Months Ended March 31, 2023	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Beginning balance	$(9)	$(1,725)	$(26)	$(1,760)
OCI before reclassifications	—	(53)	—	(53)
Amounts reclassified from AOCI	—	5	—	5
Net current-period OCI	—	(48)	—	(48)
Ending balance	$(9)	$(1,773)	$(26)	$(1,808)

Three Months Ended March 31, 2022	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Beginning balance	$(8)	$—	$(23)	$(31)
Separation-related adjustments	—	(2,006)	—	(2,006)
OCI before reclassifications	—	—	4	4
Amounts reclassified from AOCI	—	17	—	17
Net current-period OCI	—	(1,989)	4	(1,985)
Ending balance	$(8)	$(1,989)	$(19)	$(2,016)
__________
(a)AOCI amounts are included in the computation of net periodic pension and OPEB cost. See Note 8 — Retirement Benefits for additional information. See our Statements of Operations and Comprehensive Income for individual components of AOCI.
The following table presents income tax (expense) benefit allocated to each component of our other comprehensive loss:

	Three Months Ended March 31,
	2023	2022
Pension and non-pension postretirement benefit plans:
Actuarial loss reclassified to periodic benefit cost	$(2)	$(6)
Pension and non-pension postretirement benefit plans valuation adjustment	18	680
14. Variable Interest Entities
At March 31, 2023 and December 31, 2022, we consolidated several VIEs or VIE groups for which we are the primary beneficiary (see Consolidated VIEs below) and had significant interests in several other VIEs for which we do not have the power to direct the entities’ activities and, accordingly, we were not the primary beneficiary (see Unconsolidated VIEs below). Consolidated and unconsolidated VIEs are aggregated to the extent that the entities have similar risk profiles.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Variable Interest Entities
Consolidated VIEs
The table below shows the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated financial statements as of March 31, 2023 and December 31, 2022. The assets, except as noted in the footnotes to the table below, can only be used to settle obligations of the VIEs. The liabilities, except as noted in the footnotes to the table below, are such that creditors, or beneficiaries, do not have recourse to our general credit.

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$55	$51
Restricted cash and cash equivalents	32	46
Accounts receivable
Customer	27	20
Other	7	9
Inventories, net
Materials and supplies	13	12
Other current assets	406	549
Total current assets	540	687
Property, plant and equipment, net	1,977	1,965
Other noncurrent assets	184	190
Total noncurrent assets	2,161	2,155
Total assets(a)	$2,701	$2,842

Long-term debt due within one year	$61	$60
Accounts payable	42	17
Accrued expenses	11	23
Other current liabilities	1	2
Total current liabilities	115	102
Long-term debt	741	764
Asset retirement obligations	175	173
Other noncurrent liabilities	3	3
Total noncurrent liabilities	919	940
Total liabilities(b)	$1,034	$1,042
__________
(a)Our balances include unrestricted assets for current unamortized energy contract assets of $23 million and $23 million, disclosed within other current assets in the table above, noncurrent unamortized energy contract assets of $172 million and $178 million, disclosed within other noncurrent assets in the table above as of March 31, 2023 and December 31, 2022, respectively.
(b)Our balances include liabilities with recourse of $1 million as of March 31, 2023 and December 31, 2022.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Variable Interest Entities
As of March 31, 2023 and December 31, 2022, our consolidated VIEs included the following:

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

NER’s assets will be available first and foremost to satisfy the claims of the creditors of NER. Refer to Note 5 —Accounts Receivable for additional information on the sale of receivables.
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
In 2017, our interests in CRP were contributed to and are pledged for the CR non-recourse debt project financing structure. Refer to Note 17 — Debt and Credit Agreements of our 2022 Form 10-K for additional information.
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
As of March 31, 2023 and December 31, 2022, we had significant unconsolidated variable interests in several VIEs for which we were not the primary beneficiary. These interests include certain equity method investments and certain commercial agreements.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Variable Interest Entities
The following table presents summary information about our significant unconsolidated VIE entities:

	March 31, 2023			December 31, 2022
	Commercial Agreement VIEs	Equity Investment VIEs	Total	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$713	$—	$713	$715	$—	$715
Total liabilities(a)	63	—	63	54	—	54
Our ownership interest in VIE(a)	—	—	—	—	—	—
Other ownership interests in VIE(a)	650	—	650	661	—	661
__________
(a)These items represent amounts on the unconsolidated VIE balance sheets, not in the Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs. We do not have any exposure to loss as we do not have a carrying amount in the equity investment VIEs as of March 31, 2023 and December 31, 2022.
As of March 31, 2023 and December 31, 2022 the unconsolidated VIEs consist of:

Unconsolidated VIE groups:	Reason entity is a VIE:	Reason we are not the primary beneficiary:
Equity investments in distributed energy companies. We sold this investment in the fourth quarter of 2022 resulting in it no longer being classified as an unconsolidated VIE.	Similar structures to a limited partnership and the limited partners do not have kick-out rights with respect to the general partner.	We do not conduct the operational activities.
Energy Purchase and Sale agreements - We have several energy purchase and sale agreements with generating facilities.	PPA contracts that absorb variability through fixed pricing.	We do not conduct the operational activities.
15. Supplemental Financial Information
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Consolidated Statements of Operations and Comprehensive Income.

	Operating revenues
	Three Months Ended March 31,
	2023	2022
Operating lease income	$4	$4
Variable lease income	58	56

	Taxes other than income taxes
	Three Months Ended March 31,
	2023	2022
Gross receipts(a)	$33	$30
Property	56	70
Payroll	34	33
__________
(a)Represent gross receipts taxes related to our retail operations. The offsetting collection of gross receipts taxes from customers is recorded in Operating revenues in the Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Supplemental Financial Information

	Other, net
	Three Months Ended March 31,
	2023	2022
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory Agreement Units	$314	$174
Non-Regulatory Agreement Units	194	85
Net unrealized (losses) gains on NDT funds
Regulatory Agreement Units	29	(537)
Non-Regulatory Agreement Units	18	(337)
Regulatory offset to NDT fund-related activities(b)	(275)	291
Decommissioning-related activities	280	(324)
Investment Income	16	3
Non-service net periodic benefit credit(c)	14	18
Net realized and unrealized losses from equity investments	(5)	(20)
__________
(a)Realized income includes interest, dividends and realized gains and losses on sales of NDT fund investments.
(b)Includes the elimination of decommissioning-related activities and the elimination of income taxes related to all NDT fund activity for the Regulatory Agreement Units.
(c)Prior to separation, we were allocated our portion of pension and OPEB non-service credits (costs) from Exelon, which was included in Operating and maintenance expense. Effective February 1, 2022, the non-service credit (cost) components are included in Other, net, in accordance with single employer plan accounting. See Note 8 — Retirement Benefits for additional information.
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded within our Consolidated Statements of Cash Flows.

	Depreciation, amortization and accretion
	Three Months Ended March 31,
	2023	2022
Property, plant, and equipment(a)	$262	$270
Amortization of intangible assets, net(a)	5	10
Amortization of energy contract assets and liabilities(b)	9	9
Nuclear fuel(c)	186	181
ARO accretion(d)	143	132
Total depreciation, amortization, and accretion	$605	$602
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Supplemental Financial Information

	Other non-cash operating activities
	CEG Parent		Constellation
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Pension and non-pension postretirement benefit costs	$12	$7	$12	$7
Other decommissioning-related activity(a)	(136)	6	(136)	6
Energy-related options(b)	93	188	93	188
Long-term incentive plan	12	9	—	—
Amortization of operating ROU asset	8	17	8	17
Loss on sale of receivables	20	10	20	10
Fair value adjustments related to gas imbalances	31	26	31	26
__________
(a)Includes the elimination of decommissioning-related activities for the Regulatory Agreement Units, including the elimination of operating revenues, ARO accretion, ARC amortization, investment income, and income taxes related to all NDT fund activity for these units.
(b)Includes option premiums reclassified to realized at the settlement of the underlying contracts and recorded to results of operations.
The following table provides a reconciliation of cash, restricted cash, and cash equivalents reported within our Consolidated Balance Sheets that sum to the total of the same amounts in the Consolidated Statements of Cash Flows.

	CEG Parent	Constellation
March 31, 2023
Cash and cash equivalents	$237	$236
Restricted cash and cash equivalents	99	91
Total cash, restricted cash, and cash equivalents	$336	$327

December 31, 2022
Cash and cash equivalents	$422	$403
Restricted cash and cash equivalents	106	98
Total cash, restricted cash, and cash equivalents	$528	$501

March 31, 2022
Cash and cash equivalents	$1,605	$1,605
Restricted cash and cash equivalents	91	79
Total cash, restricted cash, and cash equivalents	$1,696	$1,684

December 31, 2021
Cash and cash equivalents	$504	$504
Restricted cash and cash equivalents	72	72
Total cash, restricted cash, and cash equivalents	$576	$576
For additional information on restricted cash see Note 1 — Basis of Presentation of our 2022 Form 10-K.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Supplemental Financial Information
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded within our Consolidated Balance Sheets.

	Accrued expenses
March 31, 2023	CEG Parent	Constellation
Compensation-related accruals(a)	$274	$220
Taxes accrued	327	325

December 31, 2022
Compensation-related accruals(a)	$540	$502
Taxes accrued	257	257
__________
(a)Primarily includes accrued payroll, bonuses and other incentives, vacation, and benefits.
16. Related Party Transactions
Prior to completion of the separation on February 1, 2022, we engaged in transactions with affiliates of Exelon in the normal course of business, these affiliate transactions are summarized in the tables below. After February 1, 2022, all transactions with Exelon or its affiliates are no longer related party transactions.
Operating Revenues from Affiliates
The following table presents our Operating revenues from affiliates:

Three Months Ended March 31,
2022(a)
ComEd(b)	$58
PECO(b)	33
BGE(b)	18
PHI	51
Pepco(b)	39
DPL(b)	10
ACE(b)	2
Total operating revenues from affiliates	$160
__________
(a)Represents only January 2022 activity prior to separation on February 1, 2022.
(b)See Note 24 - Related Party Transactions of our 2022 Form 10-K for additional information on the Exelon utility subsidiaries.
Service Company Costs for Corporate Support
We received a variety of corporate support services from Exelon. Through its business services subsidiary, BSC, Exelon provided support services at cost, including legal, human resources, financial, information technology, and supply management services. The costs of BSC were directly charged or allocated to us. Certain of these services continue after the separation and are covered by the TSA. The operating and maintenance service company costs from affiliates allocated to us prior to the separation were $44 million for the three months ended March 31, 2022. The capitalized service company costs allocated to us prior to the separation were $15 million for the three months ended March 31, 2022.
See Note 1 — Basis of Presentation for additional information on the separation from Exelon.

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
Significant Transactions and Developments
Separation from Exelon
On February 21, 2021, Exelon’s Board of Directors approved a plan to separate its competitive generation and customer-facing energy businesses into a stand-alone publicly traded company (the "separation"). Exelon completed the separation on February 1, 2022. We incurred separation costs of $30 million and $37 million for the three months ended March 31, 2023 and 2022, respectively, which are primarily recorded in Operating and maintenance expense. The separation costs are primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation. See Note 1 — Basis of Presentation of the Combined Notes to Consolidated Financial Statements for additional information.
Share Repurchase Program
On February 16, 2023, our Board of Directors announced a share repurchase program with a $1 billion purchase authority without expiration. Repurchases under this program commenced in March 2023. During the three months ended March 31, 2023, we repurchased from the open market 3.2 million shares of our common stock for a total cost of $251 million. See Note 13 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
Other Key Business Drivers
PJM Performance Bonuses
On December 23, 2022, and continuing through the morning of December 25, 2022, winter storm Elliott blanketed the entirety of PJM’s footprint with record low temperatures and extreme weather conditions. A significant portion of PJM's fossil generation fleet failed to perform as reserves were called. PJM issued invoices in April 2023 that reflected generator’s gross bonuses and non-performance charges. In accordance with its tariff, funds collected from those charges are redistributed to generating resources that overperformed during the event, including our nuclear fleet. As a result of additional information received, we recognized an increase in revenue of $38 million (pre-tax) during the three months ended March 31, 2023. Our total estimated receivable for performance bonuses (net of non-performance charges) is $148 million as of March 31, 2023, and continues to require the application of significant judgement and assumptions that include potential impacts of generator defaults and litigation. It is reasonably possible that the ultimate impact to our consolidated financial statements could differ materially once these uncertainties are resolved.
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
Hedging Strategy
We are exposed to commodity price risk associated with the unhedged portion of our electricity portfolio. We enter into non-derivative and derivative contracts, including options, swaps, and forward and futures contracts, all with credit-approved counterparties, to hedge this anticipated exposure. For merchant revenues not already hedged via comprehensive state programs, such as the CMC in Illinois, historically we have used a three-year ratable sales plan to align our hedging strategy with our financial objectives. As a result, our prompt three-year merchant revenues have been hedged on an approximate rolling 90%/60%/30% basis. We may also enter into transactions that are outside of this ratable hedging program. As of March 31, 2023, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York, and ERCOT reportable segments is 95%-98% and 77%-80% for 2023 and 2024, respectively. Going forward, we will continue to be proactive in managing our overall portfolio exposure to commodity risk, but will also manage our generation portfolio through the nuclear PTC, which, starting in 2024, provides downside commodity price protection for our nuclear units. Like our traditional hedging program, the nuclear PTC is an important tool in managing commodity risk.
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
See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements and ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for additional information.
Critical Accounting Policies and Estimates
Management makes a number of significant estimates, assumptions, and judgements in the preparation of our financial statements. At March 31, 2023, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2022. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in our 2022 Form 10-K for further information.
Financial Results of Operations
GAAP Results of Operations. The following table sets forth our consolidated GAAP Net Income Attributable to Common Shareholders for the three months ended March 31, 2023 compared to the same period in 2022. For additional information regarding the financial results for the three months ended March 31, 2023 and 2022 see the discussions of Results of Operations below.

	Three Months Ended March 31,		Unfavorable Variance
	2023	2022
GAAP Net Income Attributable to Common Shareholders	$96	$106	$(10)
Adjusted EBITDA (non-GAAP). In analyzing and planning for our business, we supplement our use of GAAP Net Income Attributable to Common Shareholders with Adjusted EBITDA (non-GAAP) as a performance measure. Adjusted EBITDA (non-GAAP) reflects an additional way of viewing our business that, when viewed with our GAAP results and the accompanying reconciliation to GAAP Net Income Attributable to Common Shareholders included in the table below, may provide a more complete understanding of factors and trends affecting our business. Adjusted EBITDA (non-GAAP) should not be relied upon to the exclusion of GAAP financial measures and is, by definition, an incomplete understanding of our business, and must be considered in conjunction with GAAP measures. In addition, Adjusted EBITDA (non-GAAP) is neither a standardized financial measure, nor a presentation defined under GAAP and may not be comparable to other companies’ presentations of similarly titled financial measures or deemed more useful than the GAAP information provided elsewhere in this report.
The following table provides a reconciliation between Net Income Attributable to Common Shareholders as determined in accordance with GAAP and Adjusted EBITDA (non-GAAP) for the three months ended March 31, 2023 compared to the same period in 2022.

	Three Months Ended March 31,
	2023	2022
Net Income Attributable to Common Shareholders	$96	$106
Income Taxes	131	(53)
Depreciation and Amortization	267	280
Interest Expense, Net	107	56
Unrealized Loss on Fair Value Adjustments(a)	297	118
Plant Retirements and Divestitures	(27)	—
Decommissioning-Related Activities(b)	(240)	354
Pension & OPEB Non-Service Credits	(14)	(25)
Separation Costs(c)	30	37
ERP System Implementation Costs(d)	6	5
Change in Environmental Liabilities	17	—
Noncontrolling Interests(e)	(12)	(12)
Adjusted EBITDA (non-GAAP)	$658	$866
__________
(a)Includes mark-to-market on economic hedges and fair value adjustments related to gas imbalances and equity investments.
(b)Reflects all gains and losses associated with NDTs, ARO accretion, ARO remeasurement, and any earnings neutral impacts of contractual offset for Regulatory Agreement Units.
(c)Represents certain incremental costs related to the separation (system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation), including a portion of the amounts billed to us pursuant to the TSA.
(d)Reflects costs related to a multi-year Enterprise Resource Program (ERP) system implementation.
(e)Reflects elimination from results for the noncontrolling interests related to certain adjustments.

Results of Operations

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2023	2022
Operating revenues	$7,565	$5,591	$1,974
Operating expenses
Purchased power and fuel	5,729	3,550	(2,179)
Operating and maintenance	1,432	1,205	(227)
Depreciation and amortization	267	280	13
Taxes other than income taxes	132	137	5
Total operating expenses	7,560	5,172	(2,388)
Gain on sales of assets and businesses	26	16	(10)
Operating income	31	435	(404)
Other income and (deductions)
Interest expense, net	(107)	(56)	(51)
Other, net	314	(318)	632
Total other income and (deductions)	207	(374)	581
Income before income taxes	238	61	177
Income taxes	131	(53)	184
Equity in losses of unconsolidated affiliates	(5)	(3)	(2)
Net income	102	111	(9)
Net income attributable to noncontrolling interests	6	5	1
Net income attributable to common shareholders	$96	$106	(10)
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. The variance in Net income attributable to common shareholders was unfavorable by $10 million primarily due to:
•Unfavorable mark-to-market activity;
•Higher labor, contracting and materials;
•Lower capacity revenues; and
•Unfavorable impacts of nuclear outages.
The unfavorable items were partially offset by:
•Favorable net realized and unrealized NDT activity;
•Favorable portfolio optimization activity; and
•Favorable adjustment to estimated PJM net performance bonuses.
Operating revenues. The basis for our reportable segments is the integrated management of our electricity business that is located in different geographic regions, and largely representative of the footprints of ISO/RTO and/or NERC regions, which utilize multiple supply sources to provide electricity through various distribution channels (wholesale and retail). Our hedging strategies and risk metrics are also aligned with these same geographic regions. Our five reportable segments are Mid-Atlantic, Midwest, New York, ERCOT, and Other Power Regions. See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for additional information on these reportable segments.

The following business activities are not allocated to a region and are reported under Other: wholesale and retail sales of natural gas, as well as other miscellaneous business activities that are not significant to overall results of operations.
For the three months ended March 31, 2023 compared to 2022, Operating revenues by region were as follows:

	Three Months Ended March 31,
	2023	2022	Variance	% Change(a)
Mid-Atlantic	$1,245	$1,104	$141	12.8%
Midwest	1,032	1,197	(165)	(13.8)%
New York	535	365	170	46.6%
ERCOT	169	235	(66)	(28.1)%
Other Power Regions	1,791	1,927	(136)	(7.1)%
Total electric revenues	4,772	4,828	(56)	(1.2)%
Other	1,864	1,684	180	10.7%
Mark-to-market gains (losses)	929	(921)	1,850
Total Operating revenues	$7,565	$5,591	$1,974	35.3%
__________
(a)% Change in mark-to-market is not a meaningful measure.

Sales and Supply Sources. Our sales and supply sources by region are summarized below:

	Three Months Ended March 31,
Supply Source (GWhs)	2023	2022	Variance	% Change
Nuclear Generation(a)
Mid-Atlantic	13,181	13,123	58	0.4%
Midwest	22,986	23,462	(476)	(2.0)%
New York(b)	6,296	6,013	283	4.7%
Total Nuclear Generation	42,463	42,598	(135)	(0.3)%
Natural Gas, Oil, and Renewables
Mid-Atlantic	722	727	(5)	(0.7)%
Midwest	339	366	(27)	(7.4)%
ERCOT	3,099	2,974	125	4.2%
Other Power Regions	2,904	2,902	2	0.1%
Total Natural Gas, Oil, and Renewables	7,064	6,969	95	1.4%
Purchased Power
Mid-Atlantic	4,035	2,772	1,263	45.6%
Midwest	423	196	227	115.8%
ERCOT	1,351	736	615	83.6%
Other Power Regions	9,917	13,655	(3,738)	(27.4)%
Total Purchased Power	15,726	17,359	(1,633)	(9.4)%
Total Supply/Sales by Region
Mid-Atlantic	17,938	16,622	1,316	7.9%
Midwest	23,748	24,024	(276)	(1.1)%
New York	6,296	6,013	283	4.7%
ERCOT	4,450	3,710	740	19.9%
Other Power Regions	12,821	16,557	(3,736)	(22.6)%
Total Supply/Sales by Region	65,253	66,926	(1,673)	(2.5)%
__________
(a)Includes the proportionate share of output where we have an undivided ownership interest in jointly-owned generating plants and the total output for fully owned plants.
(b)2022 values have been revised from those previously reported to correctly reflect our 82% undivided ownership interest in Nine Mile Point Unit 2.

Nuclear Fleet Capacity Factor. The following table presents nuclear fleet operating data for our plants, which reflects ownership percentage of stations operated by us, excluding Salem, which is operated by PSEG. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at its net monthly mean capacity for that time period. We consider capacity factor to be a useful measure to analyze the nuclear fleet performance between periods. We have included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations of similarly titled measures or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended March 31,
	2023	2022
Nuclear fleet capacity factor	92.8%	93.0%
Refueling outage days	86	76
Non-refueling outage days	9	10

ZEC Prices. We are compensated through state programs for the carbon-free attributes for certain of our nuclear generation. ZEC programs are a significant contributor to our total operating revenues. The following table includes the average ZEC reference prices ($/MWh) for each of our major regions in which state programs have been enacted. Prices reflect the weighted average price for the various delivery periods within the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
State (Region)(a)	2023	2022	Variance	% Change
New Jersey (Mid-Atlantic)	$10.00	$10.00	$—	—%
Illinois (Midwest)	12.01	16.50	(4.49)	(27.2)%
New York (New York)	21.38	21.38	—	—%
__________
(a)The Salem, Clinton, Quad Cities, FitzPatrick, Ginna, and NMP plants are receiving payments under their respective state programs.
Illinois CMC Price. The price received (paid) for each CMC is determined by the IPA monthly and is based on the accepted CMC bid, less the sum of (a) monthly weighted average PJM Busbar price, (b) ComEd zone capacity price and (c) any federal tax credit or subsidy received and is subject to a customer protection cap ($30.30 per MWh for initial delivery period June 1, 2022 through May 31, 2023). If the monthly CMC price per MWh calculation results in a net positive value, ComEd will multiply that value by the delivered quantity and pay the total to us. If the CMC price per MWh calculation results in a net negative value, we will multiply this value by the delivered quantity and pay the net value to ComEd. For the three months ended March 31, 2023, the average CMC price per MWh was $1.51. See Note 3 - Regulatory Matters of our 2022 Form 10-K for additional information on the Illinois CMC program.
Capacity Prices. We participate in capacity auctions in each of our major regions, except ERCOT which does not have a capacity market. We also incur capacity costs associated with load served, which are factored into customer sales prices. Capacity prices have a significant impact on our operating revenues and purchased power and fuel expense. We report capacity on a net monthly basis within each region in either Operating revenues or Purchased power and fuel, depending on our net monthly position. The following table presents the average capacity reference prices ($/MW Day) for each of our major regions. Prices reflect the weighted average prices for the various auction periods within the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
Location (Region)	2023	2022	Variance	% Change
Eastern Mid-Atlantic Area Council (Mid-Atlantic)	$97.86	$165.73	$(67.87)	(41.0)%
ComEd (Midwest)	68.96	195.55	(126.59)	(64.7)%
Rest of State (New York)	103.67	85.11	18.56	21.8%
Southeast New England (Other)	126.67	154.37	(27.70)	(17.9)%

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

	Three Months Ended March 31,
Location (Region)	2023	2022	Variance	% Change
PJM West (Mid-Atlantic)	$33.12	$55.39	$(22.27)	(40.2)%
ComEd (Midwest)	26.80	40.25	(13.45)	(33.4)%
Central (New York)	30.16	65.95	(35.79)	(54.3)%
North (ERCOT)	23.25	37.04	(13.79)	(37.2)%
Southeast Massachusetts (Other)(a)	51.84	111.62	(59.78)	(53.6)%
__________
(a)Reflects New England, which comprises the majority of the activity in the Other region.

For the three months ended March 31, 2023 compared to 2022, changes in Operating revenues by region were approximately as follows:

	2023 vs. 2022
	Variance	% Change(a)	Description
Mid-Atlantic	$141	12.8%	• favorable wholesale load revenue of $225 primarily due to higher volumes
• favorable adjustment to estimated PJM net performance bonuses of $5 due to generation performance against capacity requirements during December 2022 weather event; partially offset by
			• unfavorable settled economic hedges of ($90) due to settled prices relative to hedged prices
Midwest	(165)	(13.8)%	• unfavorable settled economic hedges of ($145) due to settled prices relative to hedged prices
• unfavorable net wholesale load and generation revenue of ($110) primarily due to lower nuclear generation and lower load volumes, partially offset by CMC program activity; partially offset by
• favorable retail load revenue of $55 primarily due to higher contracted energy prices
• favorable adjustment to estimated PJM performance bonuses of $33 due to generation performance against capacity requirements during December 2022 weather event

New York	170	46.6%	• favorable settled economic hedges of $160 due to settled prices relative to hedged prices
ERCOT	(66)	(28.1)%	• unfavorable settled economic hedges of ($110) due to settled prices relative to hedged prices; partially offset by
			• favorable wholesale load revenue of $30 primarily due to higher volumes partially offset by lower energy prices
Other Power Regions	(136)	(7.1)%	• unfavorable settled economic hedges of ($285) due to settled prices relative to hedged prices; partially offset by
 • favorable retail load revenue of $95 primarily due to higher energy prices
• favorable wholesale load revenue of $40 primarily due to higher energy prices partially offset by lower volume

Other	180	10.7%	• favorable energy revenue of $125 primarily due to higher energy prices • favorable gas revenue of $55 primarily due to higher contracted gas prices
Mark-to-market(b)	1,850		• gains on economic hedging activities of $929 in 2023 compared to losses of ($921) in 2022
Total	$1,974	35.3%
__________
(a)% Change in mark-to-market is not a meaningful measure.
(b)See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on mark-to-market gains and losses.
Purchased power and fuel. See Operating revenues above for discussion of our reportable segments and hedging strategies and for supplemental statistical data, including supply sources by region, nuclear fleet capacity factor, capacity prices, and electricity prices.
The following business activities are not allocated to a region and are reported under Other: wholesale and retail sales of natural gas, as well as other miscellaneous business activities that are not significant to overall purchased power and fuel expense or results of operations.

For the three months ended March 31, 2023 compared to 2022, Purchased power and fuel expense by region were as follows:

	Three Months Ended March 31,
	2023	2022	Variance	% Change(a)
Mid-Atlantic	$554	$596	$42	7.0%
Midwest	343	412	69	16.7%
New York	274	97	(177)	(182.5)%
ERCOT	117	156	39	25.0%
Other Power Regions	1,543	1,640	97	5.9%
Total electric purchased power and fuel	2,831	2,901	70	2.4%
Other	1,703	1,478	(225)	(15.2)%
Mark-to-market losses (gains)	1,195	(829)	(2,024)
Total Purchased power and fuel	$5,729	$3,550	$(2,179)	(61.4)%
__________
(a)% Change in mark-to-market is not a meaningful measure.
For the three months ended March 31, 2023 compared to 2022, changes in Purchased power and fuel expense by region were approximately as follows:

	2023 vs. 2022
	Variance	% Change(a)	Description
Mid-Atlantic	$42	7.0%	• favorable purchased power and net capacity impact of $80 primarily due to lower energy prices partially offset by lower capacity prices earned; partially offset by
			• unfavorable settlement of economic hedges of ($15) due to settled prices relative to hedged prices
Midwest	69	16.7%	• favorable purchased power and net capacity impact of $85 primarily due to lower energy prices partially offset by lower capacity prices earned
New York	(177)	(182.5)%	• unfavorable settlement of economic hedges of ($210) due to settled prices relative to hedged prices; partially offset by
			• favorable purchased power and net capacity impact of $35 primarily due to lower energy prices
ERCOT	39	25.0%	• favorable fuel cost of $25 primarily due to lower gas prices
Other Power Regions	97	5.9%	• favorable purchased power and net capacity impact of $895 primarily due to lower energy prices and lower load
• favorable fuel cost of $35 primarily due to lower gas prices; partially offset by
			• unfavorable settlement of economic hedges of ($820) due to settled prices relative to hedged prices
Other	(225)	(15.2)%	• unfavorable net gas purchase costs and settlement of economic hedges of ($140) • unfavorable energy purchases of ($80) primarily due to higher energy prices
Mark-to-market(b)	(2,024)		• losses on economic hedging activities of ($1,195) in 2023 compared to gains of $829 in 2022
Total	$(2,179)	(61.4)%
__________
(a)% Change in mark-to-market is not a meaningful measure.
(b)See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on mark-to-market gains and losses.

For the three months ended March 31, 2023 compared to 2022, changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31
Increase
Labor, contracting, and materials(a)	$126
Nuclear refueling outage costs, including the co-owned Salem generating units	45
Change in environmental liabilities	16
Separation costs(b)	11
Credit loss expense	10
Decommissioning-related activities	9
Other	10
Total increase	$227
__________
(a)Primarily reflects increased employee-related costs, including labor, and other incentives.
(b)Represents certain incremental costs related to the separation (system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation), including a portion of the amounts billed to us pursuant to the TSA.
Interest expense, net increased for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to lower mark-to-market gains on the CR swaps and higher fees and interest incurred on short-term borrowings. See Note 17 — Debt and Credit Agreements of our 2022 Form 10-K for additional information on our CR credit facility and interest rate swaps and short-term borrowings.
Other, net was favorable for the three months ended March 31, 2023 compared to the same period in 2022, due to activity described in the table below:

	Three Months Ended March 31,
	2023	2022
Net unrealized gains (losses) on NDT funds(a)	$18	$(337)
Net realized gains on sale of NDT funds(a)	169	66
Interest and dividend income on NDT funds(a)	26	19
Contractual elimination of income tax benefit (expense)(b)	67	(72)
Non-service net periodic benefit credit(c)	14	18
Net realized and unrealized losses from equity investments	(5)	(20)
Other	25	8
Total Other, net	$314	$(318)
_________
(a)Unrealized gains, realized gains, and interest and dividend income on the NDT funds are associated with the Non-Regulatory Agreement Units.
(b)Contractual elimination of income tax expense is associated with the income taxes on the NDT funds of the Regulatory Agreement Units.
(c)Prior to separation, we were allocated our portion of pension and OPEB non-service credit (costs) from Exelon, which was included in Operating and maintenance expense. Effective February 1, 2022, the non-service credit (cost) components are included in Other, net, in accordance with single employer plan accounting. See Note 8 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements for additional
Effective income tax rates were 55.0% and (86.9)% for the three months ended March 31, 2023 and 2022, respectively. The change in effective tax rate in 2023 is primarily due to the impacts of realized and unrealized NDT income on Income before income taxes. The effective tax rate in 2022 is primarily due to the impacts of unrealized NDT losses on Income before income taxes and one-time income tax adjustments. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
All results included throughout the liquidity and capital resources section are presented on a GAAP basis.
Our operating and capital expenditures requirements are provided by internally generated cash flows from operations, the sale of certain receivables, as well as funds from external sources in the capital markets and through bank borrowings. Our business is capital intensive and requires considerable capital resources. We annually evaluate our financing plan and credit line sizing, focusing on maintaining our investment grade ratings while meeting our cash needs to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension and OPEB obligations, and invest in new and existing ventures. A broad spectrum of financing alternatives beyond the core financing options can be used to meet our needs and fund growth, including monetizing assets in the portfolio via project financing, asset sales, and the use of other financing structures (e.g., joint ventures, minority partners, etc.). Our access to external financing on reasonable terms depends on our credit ratings and current overall capital market business conditions. If these conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to credit facilities with aggregate bank commitments of $5.9 billion. We utilize our credit facilities to support our commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See the “Credit Matters and Cash Requirements” section below for additional information. We expect cash flows to be sufficient to meet operating expenses, financing costs, and capital expenditure requirements. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on our debt and credit agreements.
Pursuant to the Separation Agreement between us and Exelon, we received a cash payment of $1.75 billion from Exelon on January 31, 2022. See Note 1 — Basis of Presentation of the Combined Notes to Consolidated Financial Statements for additional information on the separation.
NRC Minimum Funding Requirements
NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that sufficient funds will be available in certain minimum amounts to decommission the facility. These NRC minimum funding levels are typically based upon the assumption that decommissioning activities will commence after the end of the current licensed life of each unit. If a unit fails the NRC minimum funding test, then the plant’s owners or parent companies would be required to take steps, such as providing financial guarantees through surety bonds, letters of credit, or parent company guarantees or making additional cash contributions to the NDT fund to ensure sufficient funds are available. See Note 6 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements for additional information regarding the latest funding status report filed with the NRC.
As of March 31, 2023, the TMI Unit 1 NDT is fully funded under the SAFSTOR scenario that is the planned decommissioning option, as described in the TMI Unit 1 PSDAR filed with the NRC on April 5, 2019. See Liquidity and Capital Resources — NRC Minimum Funding Requirements of our 2022 Form 10-K for information regarding the risk of additional financial assurance for shutdown units.
Cash Flows from Operating Activities
Our cash flows from operating activities primarily result from the sale of electric energy and energy-related products and sustainable solutions to customers. Our future cash flows from operating activities may be affected by future demand for, and market prices of, energy and our ability to continue to produce and supply power at competitive costs, as well as to obtain collections from customers and the sale of certain receivables.
See Note 2 — Regulatory Matters and Note 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information on regulatory and legal proceedings and proposed legislation.

The following table provides a summary of the change in cash flows from operating activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Decrease) Increase in cash flows from operating activities	2023	2022	Change
Net income	$102	$111	$(9)
Adjustments to reconcile net income to cash:
Collateral (posted) received, net	(261)	1,169	(1,430)
Changes in working capital and other noncurrent assets and liabilities(a)	(1,433)	(595)	(838)
Option premiums paid, net	(23)	(31)	8
Pension and non-pension postretirement benefit contributions	(10)	(204)	194
Total non-cash operating activities(b)	691	901	(210)
Decrease in cash flows from operating activities	$(934)	$1,351	$(2,285)
__________
(a)Includes changes in Accounts receivable, Receivables from and payables to affiliates, Inventories, Accounts payable and accrued expenses, Income taxes, and Other assets and liabilities.
(b)See the Consolidated Statements of Cash Flows for details of non-cash operating activities, includes Depreciation, amortization, and accretion, Asset impairments, Gain on sales of assets and businesses, Deferred income taxes and amortization of ITCs, Net fair value changes related to derivatives, and Net realized and unrealized activity associated with NDTs and equity investments. See Note 15 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements for additional information on the Other non-cash operating activities line.
Changes in our cash flows from operations were generally consistent with changes in results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. In addition, significant operating cash flow impacts for the three months ended March 31, 2023 and 2022 were as follows:
•Depending upon whether we are in a net mark-to-market liability or asset position, collateral may be required to be posted with or collected from our counterparties. In addition, the collateral posting and collection requirements differ depending on whether the transactions are on an exchange or in the over-the-counter markets. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on collateral.
•An increase in cash outflows for changes in working capital and other noncurrent assets and liabilities primarily relates to a decrease in Accounts payable and Accrued expenses for the three months ended March 31, 2023, primarily driven by higher prices and volumes at year end relates to the December 2022 weather event.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Decrease) increase in cash flows from investing activities	2023	2022	Change
Capital expenditures	$(660)	$(410)	$(250)
Proceeds from sales of assets and businesses	24	28	(4)
Investment in NDT funds, net	(53)	(63)	10
Collection of DPP, net	926	853	73
Other investing activities	(18)	(4)	(14)
Decrease in cash flows from investing activities	$219	$404	$(185)

Significant investing cash flow impact for the three months ended March 31, 2023 and 2022 was as follows:
•Increase in capital expenditures are primarily due to the timing of cash expenditures for capital projects. See Liquidity and Capital Resources — Credit Matters and Cash Requirements of our 2022 Form 10-K for information for additional information on projected capital expenditure spending.
•Collection of DPP, net increased due to more cash collections reinvested in the accounts receivable Facility. This was partially offset by the decrease in cash collections applied to DPP, due to an increase in the drawn Facility balance in 2023 compared to 2022. See Note 5 — Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information.
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Decrease) increase in cash flows from financing activities	2023	2022	Change
Long-term debt, net	$1,323	$(1,314)	$2,637
Changes in short-term borrowings, net	(454)	(1,002)	548
Dividends paid on common stock	(93)	(46)	(47)
Repurchases of common stock	(231)	—	(231)
Contributions from Exelon	—	1,750	(1,750)
Other financing activities	(22)	(23)	1
Increase in cash flows from financing activities	$523	$(635)	$1,158
Significant financing cash flow impacts for the three months ended March 31, 2023 and 2022 were as follows:
•Long-term debt, net, varies due to debt issuances and redemptions each year. Refer to Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
•Changes in short-term borrowings, net, is driven by repayments on and issuances of notes due within one year of issuance. Refer to Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on short-term borrowings.
•Refer to ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES in our 2022 Form 10-K for further information on dividend restrictions. See below for quarterly dividends declared.
•Repurchases of common stock is related to our share repurchase program that commenced in March 2023. See Note 13 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
•Contribution from Exelon is related to a cash contribution of $1.75 billion from Exelon on January 31, 2022, pursuant to the Separation Agreement. See Note 1 — Basis of Presentation of the Combined Notes to Consolidated Financial Statements for additional information on the separation.
Dividends
Quarterly dividends declared by our Board of Directors during the three months ended March 31, 2023 and for the second quarter of 2023 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share
First Quarter of 2023	February 15, 2023	February 27, 2023	March 10, 2023	$0.2820
Second Quarter of 2023	April 25, 2023	May 12, 2023	June 9, 2023	$0.2820

Credit Matters and Cash Requirements
We fund liquidity needs for capital expenditures, working capital, energy hedging and other financial commitments through cash flows from operations, public debt offerings, commercial paper markets and large, diversified credit facilities. As of March 31, 2023, we have access to facilities with aggregate bank commitments of $5.9 billion. We had access to the commercial paper markets and had availability under our revolving credit facilities during the first quarter of 2023 to fund our short-term liquidity needs, when necessary. We routinely review the sufficiency of our liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. We closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I, ITEM 1A. RISK FACTORS of our 2022 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
We believe our cash flow from operating activities, access to credit markets and our credit facilities provide sufficient liquidity to support the estimated future cash requirements discussed below.
If we had lost our investment grade credit rating as of March 31, 2023, we would have been required to provide incremental collateral estimated to be approximately $2.4 billion to meet collateral obligations for derivatives, non-derivatives, NPNS, and applicable payables and receivables, net of the contractual right of offset under master netting agreements. A loss of investment grade credit rating would have required a significant reduction in credit ratings from their current levels of BBB and Baa2 at S&P and Moody's, respectively, to BB+ and Ba1 or below. As of March 31, 2023, we had $3.9 billion of available capacity and $0.2 billion of cash on hand. In the event of a credit downgrade below investment grade and a resulting requirement to provide incremental collateral exceeding our available capacity and cash on hand, we could be required to access additional liquidity through the capital markets. See Note 9 — Derivative Financial Instruments and Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
Pension and Other Postretirement Benefits
We consider various factors when making pension funding decisions, including actuarially-determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006 (the Pension Protection Act), and management of the pension obligation. The Pension Protection Act requires the attainment of certain funding levels to avoid benefit restrictions (such as an inability to pay lump sums or to accrue benefits prospectively), and at-risk status (which triggers higher minimum contribution requirements and participant notification). The contributions below reflect a funding strategy to make levelized annual contributions with the objective of achieving 100% funded status over time. This level funding strategy helps minimize volatility of future period required pension contributions. Based on this funding strategy and current market conditions, which are both subject to change, our estimated annual qualified pension planned contributions will be approximately $21 million in 2023. Unlike the qualified pension plans, our non-qualified pension plans are not funded, given that they are not subject to statutory minimum contribution requirements.
OPEB plans are also not subject to statutory minimum contribution requirements, though we have funded certain parts of our plans. For our funded OPEB plans, we consider several factors in determining the level of our contributions, including liabilities management and levels of benefit claims paid. The estimated benefit payments to the non-qualified pension plans in 2023 are approximately $10 million and the planned contributions to the OPEB plans, including estimated benefit payments to unfunded plans is $17 million. Refer to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources of our 2022 Form 10-K for additional information on pension and other postretirement benefits.
Cash Requirements for Other Financial Commitments
Refer to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources of our 2022 Form 10-K for additional information on our cash requirements for financial commitments.

Sales of Customer Accounts Receivable
We have an accounts receivable financing facility with a number of financial institutions and a commercial paper conduit to sell certain receivables, which expires on August 15, 2025 unless renewed by the mutual consent of the parties in accordance with its terms. See Note 5 — Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information.
Project Financing
Project financing is based upon a nonrecourse financial structure, in which project debt is paid back from the cash generated by a specific asset or portfolio of assets. Borrowings under these agreements are secured by the assets and equity of each respective project. Lenders do not have recourse against us in the event of a default. If a project financing entity does not maintain compliance with its specific debt covenants, there could be a requirement to accelerate repayment of the associated debt or other project-related borrowings earlier than the stated maturity dates. In these instances, if such repayment were not satisfied, or restructured, the lenders or security holders would generally have rights to foreclose against the project-specific assets and related collateral. The potential requirement to repay the debt or other borrowings earlier than otherwise anticipated could lead to impairments due to a higher likelihood of disposing of the respective project-specific assets significantly before the end of their useful lives. See Note 17 — Debt and Credit Agreements of our 2022 Form 10-K for additional information on project finance credit facilities and nonrecourse debt.
Credit Facilities
We meet our short-term liquidity requirements primarily through the issuance of commercial paper. We may use our credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on our credit facilities.
Security Ratings
Our access to the capital markets, including the commercial paper market, and our financing costs in those markets, may depend on our securities ratings.
Our borrowings are not subject to default or prepayment as a result of a downgrade of our securities, although such a downgrade could increase fees and interest charges under our credit agreements.
As part of the normal course of business, we enter into contracts that contain express provisions or otherwise permit us and our counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contracts law, if we are downgraded by a credit rating agency, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include the posting of additional collateral. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on collateral provisions.
Our credit ratings from S&P and Moody's did not change for the three months ended March 31, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates, and equity prices. We manage these risks through risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. After the separation on February 1, 2022, reporting on risk management issues is to the Executive Committee, the Risk Management Committees of our generation and customer-facing businesses, and the Audit and Risk Committee of the Board of Directors. The following discussion serves as an update to ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK of our 2022 Annual Report on Form 10-K incorporated herein by reference.

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
As of March 31, 2023, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York, and ERCOT reportable segments is 95%-98% and 77%-80% for 2023 and 2024, respectively. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for our entire economic hedge portfolio associated with a $5.00/MWh reduction in the annual average around-the-clock energy price based on March 31, 2023 market conditions and hedged position would be an increase in pre-tax net income of approximately $18 million and a decrease in pre-tax net income of approximately $174 million for 2023 and 2024, respectively. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Fuel Procurement
We procure natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel assemblies are obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services, or a combination thereof, including contracts sourced from Russia, and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make our procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. We engage a diverse set of suppliers to ensure we can secure the nuclear fuel needed to continue to operate our nuclear fleet long-term. Approximately 60% of our uranium concentrate requirements from 2023 through 2027 are supplied by three suppliers. To-date we have not experienced any counterparty credit risk associated with these suppliers stemming from the Russia and Ukraine conflict. In the event of non-performance by these or other suppliers, we believe that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Geopolitical developments, including the Russia and Ukraine conflict and United States sanctions against Russia, have the potential to impact delivery from multiple suppliers in the international uranium industry. Non-performance by these counterparties could have a material adverse impact on our consolidated financial statements. To-date, we have not experienced any delivery or non-performance issues from our suppliers, nor any degradation in the quality of fuel we have received, and we are closely monitoring developments from the conflict. See ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Other Key Business Drivers for more information on the Russia and Ukraine conflict.
Trading and Non-Trading Marketing Activities
The following table detailing our trading and non-trading marketing activities is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in our commodity mark-to-market net asset or liability balance sheet position from December 31, 2022 to March 31, 2023. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings. This table excludes all NPNS contracts and does not segregate proprietary trading activity. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of March 31, 2023 and December 31, 2022.

	Mark-to-market Energy Contract Net Assets
Balance as of December 31, 2022	$1,046	(a)
Total change in fair value during 2023 of contracts recorded in result of operations	(716)
Reclassification to realized at settlement of contracts recorded in results of operations	452
Changes in allocated collateral	265
Net option premium paid	23
Option premium amortization	(93)
Upfront payments and amortizations(b)	(201)
Foreign currency translation	(6)
Balance as of March 31, 2023	$770	(a)
__________
(a)Amounts are shown net of collateral paid to and received from counterparties.
(b)Includes derivative contracts acquired or sold through upfront payments or receipts of cash, excluding option premiums, and the associated amortizations.

Fair Values
The following table presents maturity and source of fair value for mark-to-market commodity contract net assets (liabilities). The table provides two fundamental pieces of information. First, the table provides the source of fair value used in determining the carrying amount of our total mark-to-market net assets (liabilities), net of allocated collateral. Second, the table shows the maturity, by year, of our commodity contract net assets (liabilities), net of allocated collateral, giving an indication of when these mark-to-market amounts will settle and either generate or require cash. See Note 11 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

	Maturities Within						Total Fair Value
	2023	2024	2025	2026	2027	2028 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$95	$68	$119	$59	$21	$—	$362
Prices provided by external sources (Level 2)	(497)	104	57	3	(6)	—	(339)
Prices based on model or other valuation methods (Level 3)	528	216	(12)	(1)	(23)	39	747
Total	$126	$388	$164	$61	$(8)	$39	$770
__________
(a)Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in the results of operations.
(b)Amounts are shown net of collateral paid/(received) from counterparties (and offset against mark-to-market assets and liabilities) of $1,163 million at March 31, 2023.

Credit Risk
We would be exposed to credit-related losses in the event of non-performance by counterparties that execute derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for a detailed discussion of credit risk. The following tables provide information on our credit exposure for all derivative instruments, NPNS, and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2023. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The amounts in the tables below exclude credit risk exposure from individual retail customers, uranium procurement contracts, and exposure through RTOs, ISOs, and commodity exchanges, which are discussed in ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK of our 2022 Annual Report on Form 10-K .

Rating as of March 31, 2023	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$950	$63	$887	—	$—
Non-investment grade	8	—	8	—	—
No external ratings
Internally rated—investment grade	179	—	179	—	—
Internally rated—non-investment grade	325	30	295	—	—
Total	$1,462	$93	$1,369	—	$—
__________
(a)As of March 31, 2023, credit collateral held from counterparties where we had credit exposure included $41 million of cash and $52 million of letters of credit.

	Maturity of Credit Risk Exposure
Rating as of March 31, 2023	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$907	$27	$16	$950
Non-investment grade	6	2	—	8
No external ratings
Internally rated—investment grade	166	13	—	179
Internally rated—non-investment grade	155	125	45	325
Total	$1,234	$167	$61	$1,462

Net Credit Exposure by Type of Counterparty	As of March 31, 2023
Investor-owned utilities, marketers, power producers	$1074
Energy cooperatives and municipalities	174
Financial Institutions	27
Other	94
Total	$1,369

Credit-Risk-Related Contingent Features
As part of the normal course of business, we routinely enter into physical or financial contracts for the sale and purchase of electricity, natural gas, and other commodities. In accordance with the contracts and applicable law, if we are downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on our net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding collateral requirements and Note 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information regarding the letters of credit supporting the cash collateral.
We transact output through bilateral contracts. The bilateral contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations. Any failure to collect these payments from counterparties could have a material impact on our consolidated financial statements. As market prices rise above or fall below contracted price levels, we are required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with us. To post collateral, we depend on access to bank credit facilities, which serve as liquidity sources to fund collateral requirements. See ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Liquidity and Capital Resources — Credit Matters and Cash Requirements — Credit Facilities for additional information.
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
Interest Rate and Foreign Exchange Risk
We use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. We may also utilize interest rate swaps to manage our interest rate exposure. A hypothetical 50 basis point increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would not result in a material decrease in our pre-tax income for the three months ended March 31, 2023. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, we utilize foreign currency derivatives, which are typically designated as economic hedges. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Equity Price Risk
We maintain trust funds, as required by the NRC, to fund the costs of decommissioning our nuclear plants. Our NDT funds are reflected at fair value in the Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate us for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. We actively monitor the investment performance of the trust funds and periodically review asset allocations in accordance with our NDT fund investment policy. A hypothetical 25 basis points increase in interest rates and 10% decrease in equity prices would result in a $786 million reduction in the fair value of the trust assets as of March 31, 2023. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See Liquidity and Capital Resources section of ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
During the first quarter of 2023, our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in periodic reports that we file or submit with the SEC. These disclosure controls and procedures have been designed to ensure that (a) information relating to our consolidated subsidiaries, is accumulated and made known to our management, including our principal executive officer and principal financial officer, by other employees as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.
Changes in Internal Control Over Financial Reporting
We continually strive to improve our disclosure controls and procedures to enhance the quality of our financial reporting and to maintain dynamic systems that change as conditions warrant. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, any of our internal control over financial reporting.

PART II. OTHER INFORMATION
(Dollars in millions except per share data, unless otherwise noted)

ITEM 1.	LEGAL PROCEEDINGS
We are parties to various lawsuits and regulatory proceedings in the ordinary course of business. For information regarding material lawsuits and proceedings, see Note 2 — Regulatory Matters and Note 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this report. Such descriptions are incorporated herein by these references.

ITEM 1A.	RISK FACTORS
At March 31, 2023, our risk factors were consistent with the risk factors described in our 2022 Form 10-K in ITEM 1A. RISK FACTORS.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (CEG Parent)
On February 16, 2023, as part of our capital allocation plan, our Board of Directors announced a share repurchase program with a $1 billion purchase authority without expiration. Share repurchases may be made through a variety of methods, which may include open market or privately negotiated transactions, provided that the amounts spent do not exceed what is authorized. Any repurchased shares are constructively retired and cancelled. The program does not obligate us to acquire a minimum number of shares during any period and our repurchase of CEG's common stock may be limited, suspended, or discontinued at any time at our discretion and without prior notice. Repurchases under this program commenced in March 2023.
The following table provides information regarding our share repurchases under the program during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(c)
February 16, 2023 to February 28, 2023	—	$—	$1,000,000,000
March 1, 2023 to March 31, 2023	3,238,714	$76.73	$749,000,000
Total	3,238,714	$76.73	$749,000,000
__________
(a)We have not made any purchases of shares other than in connection with the publicly announced share repurchase program described above.
(b)Average price paid per share for open market transactions excludes taxes and commissions.
(c)Approximate dollar value of shares that may yet be purchased under the program includes taxes and commissions.

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

Exhibit No.	Description
4.1	Form of Constellation Energy Generation, LLC 5.600% Senior Notes due 2028 (File No. 333-85496, Form 8-K dated February 24, 2023, Exhibit 4.1)

4.2	Form of Constellation Energy Generation, LLC 5.800% Senior Notes due 2033 (File No. 333-85496, Form 8-K dated February 24, 2023, Exhibit 4.2)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
* Filed herewith.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 filed by the following officers for the following companies:

Exhibit No.	Description
31-1	Filed by Joseph Dominguez for Constellation Energy Corporation

31-2	Filed by Daniel L. Eggers for Constellation Energy Corporation

31-3	Filed by Joseph Dominguez for Constellation Energy Generation, LLC

31-4	Filed by Daniel L. Eggers for Constellation Energy Generation, LLC

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 filed by the following officers for the following companies:

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
May 4, 2023

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
May 4, 2023