Form 10-Q
period 2023-09-30
Constellation Energy Corp; CONSTELLATION ENERGY GENERATION LLC
filed 2023-11-06
CIK 1868275, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares outstanding of each registrant’s common stock as of October 31, 2023 was as follows:

Constellation Energy Corporation Common Stock, without par value	319,381,684
Constellation Energy Generation, LLC	Not applicable

GLOSSARY OF TERMS AND ABBREVIATIONS
Constellation Energy Corporation and Related Entities
CEG Parent	Constellation Energy Corporation
Constellation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC)
Registrants	CEG Parent and Constellation, collectively
Antelope Valley	Antelope Valley Solar Ranch One
Continental Wind	Continental Wind LLC
CR	Constellation Renewables, LLC (formerly ExGen Renewables IV, LLC)
CRP	Constellation Renewables Partners, LLC (formerly ExGen Renewables Partners, LLC)
FitzPatrick	James A. FitzPatrick nuclear generating station
Ginna	R. E. Ginna nuclear generating station
NER	NewEnergy Receivables LLC
NMP	Nine Mile Point nuclear generating station
RPG	Renewable Power Generation, LLC
TMI	Three Mile Island nuclear facility
West Medway II	West Medway Generating Station II

Former Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
PHI	Pepco Holdings LLC (formerly Pepco Holdings, Inc.)
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
BSC	Exelon Business Services Company, LLC

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
AESO	Alberta Electric Systems Operator
AOCI	Accumulated Other Comprehensive Income (Loss)
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
CAISO	California ISO
CODM	Chief Operating Decision Maker
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CMC	Carbon Mitigation Credit
DOE	United States Department of Energy
DOJ	United States Department of Justice
DPP	Deferred Purchase Price
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EMA	Employee Matters Agreement
EMT	Everett Marine Terminal
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERP	Enterprise Resource Program
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Former PECO Units	Limerick, Peach Bottom, and Salem nuclear generating units
Former ComEd Units	Braidwood, Byron, Dresden, LaSalle and Quad Cities nuclear generating units
FRCC	Florida Reliability Coordinating Council
GAAP	Generally Accepted Accounting Principles in the United States
GWh	Gigawatt hour
ICE	Intercontinental Exchange
IPA	Illinois Power Agency
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
MDE	Maryland Department of the Environment
MDPSC	Maryland Public Service Commission
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
NASDAQ	Nasdaq Stock Market, LLC
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NGX	Natural Gas Exchange, Inc.
Non-Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting

NPNS	Normal Purchase Normal Sale scope exception
NRC	Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
NYISO	New York ISO
NYMEX	New York Mercantile Exchange
NYPSC	New York Public Service Commission
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
PA DEP	Pennsylvania Department of Environmental Protection
PAPUC	Pennsylvania Public Utility Commission
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PP&E	Property, Plant, and Equipment
PRP	Potentially Responsible Parties
PSDAR	Post-shutdown Decommissioning Activities Report
PSEG	Public Service Enterprise Group Incorporated
PTC	Production Tax Credit
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting (includes the Former ComEd units and the Former PECO units)
RGGI	Regional Greenhouse Gas Initiative
RMC	Risk Management Committee
RNF	Operating Revenues Net of Purchased Power and Fuel Expense
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SERC	SERC Reliability Corporation
SNF	Spent Nuclear Fuel
SOFR	Secured Overnight Financing Rate
SPP	Southwest Power Pool
TMA	Tax Matters Agreement
TSA	Transition Services Agreement
U.S. Court of Appeals for the D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council
ZEC	Zero Emission Credit

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Operating revenues
Operating revenues	$6,111	$6,051	$19,122	$16,947
Operating revenues from affiliates	—	—	—	160
Total operating revenues	6,111	6,051	19,122	17,107
Operating expenses
Purchased power and fuel	3,367	4,695	11,983	11,749
Purchased power and fuel from affiliates	—	—	—	5
Operating and maintenance	1,353	989	4,263	3,422
Operating and maintenance from affiliates	—	—	—	44
Depreciation and amortization	266	262	808	818
Taxes other than income taxes	148	145	419	415
Total operating expenses	5,134	6,091	17,473	16,453
(Loss) gain on sales of assets and businesses	—	(1)	28	13
Operating income (loss)	977	(41)	1,677	667
Other income and (deductions)
Interest expense, net	(82)	(75)	(292)	(186)
Interest expense to affiliates	—	—	—	(1)
Other, net	—	(196)	919	(1,169)
Total other income and (deductions)	(82)	(271)	627	(1,356)
Income (loss) before income taxes	895	(312)	2,304	(689)
Income taxes	205	(123)	677	(504)
Equity in losses of unconsolidated affiliates	—	(4)	(11)	(10)
Net income (loss)	690	(193)	1,616	(195)
Net loss attributable to noncontrolling interests	(41)	(5)	(44)	(1)
Net income (loss) attributable to common shareholders	$731	$(188)	$1,660	$(194)
Comprehensive income (loss), net of income taxes
Net income (loss)	$690	$(193)	$1,616	$(195)
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	—	(2)	(3)	(4)
Actuarial loss reclassified to periodic cost	5	28	18	73
Pension and non-pension postretirement benefit plan valuation adjustment	—	4	(53)	4
Unrealized loss on cash flow hedges	—	(1)	—	(1)
Unrealized (loss) gain on foreign currency translation	(2)	(6)	1	(4)
Other comprehensive income (loss), net of income taxes	3	23	(37)	68
Comprehensive income (loss)	693	(170)	1,579	(127)
Comprehensive loss attributable to noncontrolling interests	(41)	(5)	(44)	(1)
Comprehensive income (loss) attributable to common shareholders	$734	$(165)	$1,623	$(126)

Average shares of common stock outstanding:
Basic	322	327	324	327
Assumed exercise and/or distributions of stock-based awards	1	1	1	1
Diluted	323	328	325	328

Earnings per average common share
Basic	$2.27	$(0.57)	$5.12	$(0.59)
Diluted	$2.26	$(0.57)	$5.11	$(0.59)
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income (loss)	$1,616	$(195)
Adjustments to reconcile net income (loss) to net cash flows (used in) provided by operating activities
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	1,840	1,810
Deferred income taxes and amortization of ITCs	189	(915)
Net fair value changes related to derivatives	146	544
Net realized and unrealized (gains) losses on NDT funds	(154)	1,032
Net realized and unrealized (gains) losses on equity investments	(490)	27
Other non-cash operating activities	147	291
Changes in assets and liabilities:
Accounts receivable	942	(150)
Receivables from and payables to affiliates, net	—	20
Inventories	90	(166)
Accounts payable and accrued expenses	(1,526)	789
Option premiums paid, net	(36)	(163)
Collateral (posted) received, net	(222)	766
Income taxes	277	364
Pension and non-pension postretirement benefit contributions	(46)	(229)
Other assets and liabilities	(4,892)	(3,756)
Net cash flows (used in) provided by operating activities	(2,119)	69
Cash flows from investing activities
Capital expenditures	(1,735)	(1,090)
Proceeds from NDT fund sales	4,221	3,034
Investment in NDT funds	(4,374)	(3,212)
Collection of DPP, net	4,058	3,095
Proceeds from sales of assets and businesses	24	41
Other investing activities	(15)	3
Net cash flows provided by investing activities	2,179	1,871
Cash flows from financing activities
Change in short-term borrowings	(959)	(209)
Proceeds from short-term borrowings with maturities greater than 90 days	527	—
Repayments of short-term borrowings with maturities greater than 90 days	(200)	(1,180)
Issuance of long-term debt	3,192	9
Retirement of long-term debt	(150)	(1,143)
Retirement of long-term debt to affiliate	—	(258)
Contributions from Exelon	—	1,750
Dividends paid on common stock	(277)	(139)
Repurchases of common stock	(750)	—
Other financing activities	6	(43)
Net cash flows provided by (used in) financing activities	1,389	(1,213)
Increase in cash, restricted cash, and cash equivalents	1,449	727
Cash, restricted cash, and cash equivalents at beginning of period	528	576
Cash, restricted cash, and cash equivalents at end of period	$1,977	$1,303

Supplemental cash flow information
Decrease in capital expenditures not paid	$(63)	$(17)
Increase in DPP	5,288	3,733
Increase in PP&E related to ARO update	762	342

See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,889	$422
Restricted cash and cash equivalents	88	106
Accounts receivable
Customer accounts receivable (net of allowance for credit losses of $58 and $46 as of September 30, 2023 and December 31, 2022, respectively)	1,541	2,585
Other accounts receivable (net of allowance for credit losses of $5 as of September 30, 2023 and December 31, 2022)	723	731
Mark-to-market derivative assets	1,467	2,368
Inventories, net
Natural gas, oil, and emission allowances	289	429
Materials and supplies	1,133	1,076
Renewable energy credits	593	617
Other	2,179	1,026
Total current assets	9,902	9,360
Property, plant, and equipment (net of accumulated depreciation and amortization of $17,265 and $16,726 as of September 30, 2023 and December 31, 2022, respectively)	20,849	19,822
Deferred debits and other assets
Nuclear decommissioning trust funds	14,573	14,114
Investments	727	202
Mark-to-market derivative assets	970	1,261
Deferred income taxes	43	44
Other	1,901	2,106
Total deferred debits and other assets	18,214	17,727
Total assets(a)	$48,965	$46,909
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$527	$1,159
Long-term debt due within one year	116	143
Accounts payable and accrued expenses	2,252	3,734
Mark-to-market derivative liabilities	1,108	1,558
Renewable energy credit obligation	857	901
Other	403	344
Total current liabilities	5,263	7,839
Long-term debt	7,512	4,466
Deferred credits and other liabilities
Deferred income taxes and unamortized ITCs	3,208	3,031
Asset retirement obligations	13,797	12,699
Pension obligations	610	605
Non-pension postretirement benefit obligations	642	609
Spent nuclear fuel obligation	1,278	1,230
Payables related to Regulatory Agreement Units	2,923	2,897
Mark-to-market derivative liabilities	536	983
Other	1,196	1,178
Total deferred credits and other liabilities	24,190	23,232
Total liabilities(a)	36,965	35,537
Commitments and contingencies (Note 13)
Shareholders' equity
Common stock (No par value, 1,000 shares authorized, 319 shares and 327 shares outstanding as of September 30, 2023 and December 31, 2022, respectively)	12,576	13,274
Retained earnings (deficit)	887	(496)
Accumulated other comprehensive loss, net	(1,797)	(1,760)
Total shareholders' equity	11,666	11,018
Noncontrolling interests	334	354
Total equity	12,000	11,372
Total liabilities and shareholders' equity	$48,965	$46,909
__________
(a)Our consolidated assets include $3,832 million and $2,641 million at September 30, 2023 and December 31, 2022, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Our consolidated liabilities include $1,017 million and $1,041 million at September 30, 2023 and December 31, 2022, respectively, of certain VIEs for which the VIE creditors do not have recourse to us. See Note 15 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2023
	Shareholders' Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	327,130	$13,274	$(496)	$(1,760)	$354	$11,372
Net income	—	—	96	—	6	102
Employee incentive plans	528	6	—	—	—	6
Changes in equity of noncontrolling interests	—	—	—	—	(2)	(2)
Common stock dividends ($0.28/common share)	—	—	(93)	—	—	(93)
Common stock repurchased	(3,239)	(251)	—	—	—	(251)
Other comprehensive loss, net of income taxes	—	—	—	(48)	—	(48)
Balance, March 31, 2023	324,419	$13,029	$(493)	$(1,808)	$358	$11,086
Net income (loss)	—	—	833	—	(9)	824
Employee incentive plans	115	31	—	—	—	31
Changes in equity of noncontrolling interests	—	—	—	—	7	7
Common stock dividends ($0.28/common share)	—	—	(92)	—	—	(92)
Common stock repurchased	(2,958)	(252)	—	—	—	(252)
Other comprehensive income, net of income taxes	—	—	—	8	—	8
Balance, June 30, 2023	321,576	$12,808	$248	$(1,800)	$356	$11,612
Net income (loss)	—	—	731	—	(41)	690
Employee incentive plans	144	21	—	—	—	21
Changes in equity of noncontrolling interests	—	—	—	—	19	19
Common stock dividends ($0.28/common share)	—	—	(92)	—	—	(92)
Common stock repurchased	(2,338)	(253)	—	—	—	(253)
Other comprehensive income, net of income taxes	—	—	—	3		3
Balance, September 30, 2023	319,382	$12,576	$887	$(1,797)	$334	$12,000

See the Combined Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2022
	Shareholders' Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Predecessor Member's Equity(a)	Total Equity
Balance, December 31, 2021	—	$—	$—	$(31)	$395	$11,250	$11,614
Net income from January 1, 2022 to January 31, 2022	—	—	—	—	—	151	151
Separation-related adjustments	—	—	—	(2,006)	7	1,802	(197)
Changes in equity of noncontrolling interests from January 1, 2022 to January 31, 2022	—	—	—	—	(7)	—	(7)
Consummation of separation	326,664	13,203	—	—	—	(13,203)	—
Net (loss) income from February 1, 2022 to March 31, 2022	—	—	(45)	—	5	—	(40)
Employee incentive plan activity from February 1, 2022 to March 31, 2022	35	9	—	—	—	—	9
Common stock dividends ($0.14/common share) from February 1, 2022 to March 31, 2022	—	—	(46)	—	—	—	(46)
Other comprehensive income, net of income taxes from February 1, 2022 to March 31, 2022	—	—	—	21	—	—	21
Balance, March 31, 2022	326,699	$13,212	$(91)	$(2,016)	$400	$—	$11,505
Net loss	—	—	(111)	—	(2)	—	(113)
Employee incentive plans	146	29	—	—	—	—	29
Changes in equity of noncontrolling interests	—	—	—	—	(9)	—	(9)
Common stock dividends ($0.14/common share)	—	—	(47)	—	—	—	(47)
Other comprehensive income, net of income taxes	—	—	—	24	—	—	24
Balance, June 30, 2022	326,845	$13,241	$(249)	$(1,992)	$389	$—	$11,389
Net loss	—	—	(188)	—	(5)	—	(193)
Employee incentive plans	173	14	—	—	—	—	14
Changes in equity of non-controlling interests	—	—	—	—	(18)	—	(18)
Common stock dividends ($0.14/common share)	—	—	(46)	—	—	—	(46)
Other comprehensive income, net of income taxes	—	—	—	23	—	—	23
Balance, September 30, 2022	327,018	$13,255	$(483)	$(1,969)	$366	$—	$11,169
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

See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Operating revenues
Operating revenues	$6,111	$6,051	$19,122	$16,947
Operating revenues from affiliates	—	—	—	160
Total operating revenues	6,111	6,051	19,122	17,107
Operating expenses
Purchased power and fuel	3,367	4,695	11,983	11,749
Purchased power and fuel from affiliates	—	—	—	5
Operating and maintenance	1,353	989	4,263	3,422
Operating and maintenance from affiliates	—	—	—	44
Depreciation and amortization	266	262	808	818
Taxes other than income taxes	148	145	419	415
Total operating expenses	5,134	6,091	17,473	16,453
(Loss) gain on sales of assets and businesses	—	(1)	28	13
Operating income (loss)	977	(41)	1,677	667
Other income and (deductions)
Interest expense, net	(82)	(75)	(292)	(186)
Interest expense to affiliates	—	—	—	(1)
Other, net	—	(196)	919	(1,169)
Total other income and (deductions)	(82)	(271)	627	(1,356)
Income (loss) before income taxes	895	(312)	2,304	(689)
Income taxes	205	(123)	677	(504)
Equity in losses of unconsolidated affiliates	—	(4)	(11)	(10)
Net income (loss)	690	(193)	1,616	(195)
Net loss attributable to noncontrolling interests	(41)	(5)	(44)	(1)
Net income (loss) attributable to membership interests	$731	$(188)	$1,660	$(194)
Comprehensive income (loss), net of income taxes
Net income (loss)	$690	$(193)	$1,616	$(195)
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	—	(2)	(3)	(4)
Actuarial loss reclassified to periodic cost	5	28	18	73
Pension and non-pension postretirement benefit plan valuation adjustment	—	4	(53)	4
Unrealized loss on cash flow hedges	—	(1)	—	(1)
Unrealized (loss) gain on foreign currency translation	(2)	(6)	1	(4)
Other comprehensive income (loss), net of income taxes	3	23	(37)	68
Comprehensive income (loss)	693	(170)	1,579	(127)
Comprehensive loss attributable to noncontrolling interests	(41)	(5)	(44)	(1)
Comprehensive income (loss) attributable to membership interests	$734	$(165)	$1,623	$(126)
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income (loss)	$1,616	$(195)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	1,840	1,810
Deferred income taxes and amortization of ITCs	189	(915)
Net fair value changes related to derivatives	146	544
Net realized and unrealized (gains) losses on NDT funds	(154)	1,032
Net realized and unrealized (gains) losses on equity investments	(490)	27
Other non-cash operating activities	99	252
Changes in assets and liabilities:
Accounts receivable	936	(126)
Receivables from and payables to affiliates, net	23	62
Inventories	90	(166)
Accounts payable and accrued expenses	(1,546)	733
Option premiums paid, net	(36)	(163)
Collateral (posted) received, net	(222)	766
Income taxes	277	364
Pension and non-pension postretirement benefit contributions	(46)	(229)
Other assets and liabilities	(4,953)	(3,803)
Net cash flows used in operating activities	(2,231)	(7)
Cash flows from investing activities
Capital expenditures	(1,735)	(1,090)
Proceeds from NDT fund sales	4,221	3,034
Investment in NDT funds	(4,374)	(3,212)
Collection of DPP, net	4,058	3,095
Proceeds from sales of assets and businesses	24	41
Other investing activities	(15)	3
Net cash flows provided by investing activities	2,179	1,871
Cash flows from financing activities
Change in short-term borrowings	(959)	(209)
Proceeds from short-term borrowings with maturities greater than 90 days	527	—
Repayments of short-term borrowings with maturities greater than 90 days	(200)	(1,180)
Issuance of long-term debt	3,192	9
Retirement of long-term debt	(150)	(1,143)
Retirement of long-term debt to affiliate	—	(258)
Distributions to member	(909)	(139)
Contributions from Exelon	—	1,750
Other financing activities	(3)	(56)
Net cash flows provided by (used in) financing activities	1,498	(1,226)
Increase in cash, restricted cash, and cash equivalents	1,446	638
Cash, restricted cash, and cash equivalents at beginning of period	501	576
Cash, restricted cash, and cash equivalents at end of period	$1,947	$1,214

Supplemental cash flow information
Decrease in capital expenditures not paid	$(63)	$(17)
Increase in DPP	5,288	3,733
Increase in PP&E related to ARO update	762	342
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,888	$403
Restricted cash and cash equivalents	59	98
Accounts receivable
Customer accounts receivable (net of allowance for credit losses of $58 and $46 as of September 30, 2023 and December 31, 2022, respectively)	1,541	2,585
Other accounts receivable (net of allowance for credit losses of $5 as of September 30, 2023 and December 31, 2022)	716	718
Mark-to-market derivative assets	1,467	2,368
Inventories, net
Natural gas, oil, and emission allowances	289	429
Materials and supplies	1,133	1,076
Renewable energy credits	593	617
Other	2,179	1,026
Total current assets	9,865	9,320
Property, plant, and equipment (net of accumulated depreciation and amortization of $17,265 and $16,726 as of September 30, 2023 and December 31, 2022, respectively)	20,849	19,822
Deferred debits and other assets
Nuclear decommissioning trust funds	14,573	14,114
Investments	727	202
Mark-to-market derivative assets	970	1,261
Deferred income taxes	43	44
Other	1,901	2,106
Total deferred debits and other assets	18,214	17,727
Total assets(a)	$48,928	$46,869
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$527	$1,159
Long-term debt due within one year	116	143
Accounts payable and accrued expenses	2,116	3,679
Payables to affiliates	68	45
Mark-to-market derivative liabilities	1,108	1,558
Renewable energy credit obligation	857	901
Other	403	344
Total current liabilities	5,195	7,829
Long-term debt	7,512	4,466
Deferred credits and other liabilities
Deferred income taxes and unamortized ITCs	3,208	3,031
Asset retirement obligations	13,797	12,699
Pension obligations	610	605
Non-pension postretirement benefit obligations	642	609
Spent nuclear fuel obligation	1,278	1,230
Payables related to Regulatory Agreement Units	2,923	2,897
Mark-to-market derivative liabilities	536	983
Other	1,119	1,106
Total deferred credits and other liabilities	24,113	23,160
Total liabilities(a)	36,820	35,455
Commitments and contingencies (Note 13)
Equity
Member’s equity
Membership interest	11,778	12,408
Undistributed earnings	1,793	412
Accumulated other comprehensive loss, net	(1,797)	(1,760)
Total member’s equity	11,774	11,060
Noncontrolling interests	334	354
Total equity	12,108	11,414
Total liabilities and equity	$48,928	$46,869
__________
(a)Our consolidated assets include $3,832 million and $2,641 million as of September 30, 2023 and December 31, 2022, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Our consolidated liabilities include $1,017 million and $1,041 million as of September 30, 2023 and December 31, 2022, respectively, of certain VIEs for which the VIE creditors do not have recourse to us. See Note 15 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2023
	Member's Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	$12,408	$412	$(1,760)	$354	$11,414
Net income	—	96	—	6	102
Changes in equity of noncontrolling interests	—	—	—	(2)	(2)
Distributions to member	(152)	(97)	—	—	(249)
Other comprehensive loss, net of income taxes	—	—	(48)	—	(48)
Balance, March 31, 2023	$12,256	$411	$(1,808)	$358	$11,217
Net income (loss)	—	833	—	(9)	824
Changes in equity of noncontrolling interests	—	—	—	7	7
Distribution to member	(244)	(91)	—	—	(335)
Other comprehensive income, net of income taxes	—	—	8	—	8
Balance, June 30, 2023	$12,012	$1,153	$(1,800)	$356	$11,721
Net income (loss)	—	731	—	(41)	690
Changes in equity of noncontrolling interests	—	—	—	19	19
Distribution to member	(234)	(91)	—	—	(325)
Other comprehensive income, net of income taxes	—	—	3	—	3
Balance, September 30, 2023	$11,778	$1,793	$(1,797)	$334	$12,108

See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2022
	Member's Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	$10,482	$768	$(31)	$395	$11,614
Net income	—	106	—	5	111
Separation-related adjustments	1,844	(11)	(2,006)	7	(166)
Changes in equity of noncontrolling interests	—	—	—	(7)	(7)
Distributions to member	—	(46)	—	—	(46)
Other comprehensive income, net of income taxes	—	—	21	—	21
Balance, March 31, 2022	$12,326	$817	$(2,016)	$400	$11,527
Net loss	—	(111)	—	(2)	(113)
Changes in equity of noncontrolling interests	—	—	—	(9)	(9)
Distribution to member	—	(47)	—	—	(47)
Other comprehensive income, net of income taxes	—	—	24	—	24
Balance, June 30, 2022	$12,326	$659	$(1,992)	$389	$11,382
Net loss	—	(188)	—	(5)	(193)
Changes in equity of noncontrolling interests	—	—	—	(18)	(18)
Distributions to member	—	(46)	—	—	(46)
Other comprehensive income, net of income taxes	—	—	23	—	23
Balance, September 30, 2022	$12,326	$425	$(1,969)	$366	$11,148
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
As an individual registrant, Constellation has historically filed consolidated financial statements to reflect its financial position and operating results as a stand-alone, wholly owned subsidiary of Exelon. The accompanying Consolidated Financial Statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited but, in our opinion include all adjustments that are considered necessary for a fair statement of the financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The Consolidated Financial Statements include the accounts of our subsidiaries and all intercompany transactions have been eliminated. CEG Parent's prior period financial statements have been adjusted to reflect the balances of Constellation in accordance with applicable guidance. Constellation's December 31, 2022 Consolidated Balance Sheet was derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2023. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Amounts disclosed relate to CEG Parent and Constellation unless specifically noted as relating to CEG Parent only. Unless otherwise indicated or the context otherwise requires, references herein to the terms “we,” “us,” and “our” refer collectively to CEG Parent and Constellation.
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
The amounts Exelon billed us for services pursuant to the TSA were $33 million and $68 million for the three months ended September 30, 2023 and 2022, respectively, and were $127 million and $193 million for the nine months ended September 30, 2023 and 2022, respectively. The amounts we billed Exelon for services pursuant to the TSA were $4 million and $12 million for the three months ended September 30, 2023 and 2022, respectively, and were $13 million and $32 million for the nine months ended September 30, 2023 and 2022, respectively.
See Note 1 — Basis of Presentation of our 2022 Form 10-K for additional information on the separation from Exelon.
Summary of Significant Accounting Policies
See Note 1 — Basis of Presentation of our 2022 Form 10-K for additional information on significant accounting policies.
2. Mergers, Acquisitions, and Dispositions
Acquisition of Joint Ownership in South Texas Project
On November 1, 2023 we acquired NRG South Texas LP, which owns a 44% undivided ownership interest in the jointly owned South Texas Project Nuclear Generating Station (STP), a 2,645-megawatt, dual-unit nuclear plant located in Bay City, Texas, for a cash purchase price of $1.75 billion. On September 29, 2023, we issued senior notes for net proceeds of approximately $1.4 billion. The net proceeds from the offerings and cash on hand was used to fund the consideration, fees, and expenses related to the acquisition. The current renewed NRC licenses for the STP units expire in 2047/2048 and the NRC licensed operator is STP Nuclear Operating Company (STPNOC), acting on behalf of the joint owners. Other owners include City Public Service Board of San Antonio (CPS, 40%) and the City of Austin, Texas (Austin Energy, 16%). This acquisition is complementary to and aligned strategically with our existing clean energy business operations.
The transaction will be accounted for as a business combination and we will record the fair value of our proportionate share of the assets acquired and liabilities assumed as of the acquisition date. To the extent that the purchase price is greater than the fair value of the net assets acquired, goodwill will be recorded. To the extent the fair value of the net assets acquired is greater than the purchase price, a bargain purchase gain will be recorded. Certain disclosures have been omitted given the initial accounting for the acquisition was not complete at the time these consolidated financial statements were issued. Disclosures related to the acquisition date fair value of the assets acquired and liabilities assumed, among other relevant disclosures, will be made in our 2023 Form 10-K.
As part of the transaction, we acquired ownership of two decommissioning trust funds established to provide funding for decontamination and decommissioning of STP. The trust funds have been funded with amounts collected from predecessor utilities. We expect to maintain these funds and the ability to collect additional funds if needed in the future from ratepayers and any excess of funds upon completion of decommissioning are required to be returned to ratepayers. As such, our accounting for the future decommissioning of our interest in STP will mirror that of our existing Regulatory Agreement Units. Refer to Note 1 — Basis of Presentation and Note 10 – Asset Retirement Obligations of our 2022 Form 10-K for additional information on our accounting policy for Regulatory Agreement Units.
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
The ongoing legal proceeding did not prohibit NRG and CEG from consummating the transaction, and Constellation is working with all parties to reach a resolution to the matter. We cannot reasonably predict the outcome of this lawsuit, however, we do not expect it to have a material impact to our consolidated financial statements.
3. Regulatory Matters
As discussed in Note 3 — Regulatory Matters of our 2022 Form 10-K, we are involved in various regulatory and legislative proceedings. The following discusses developments in 2023 and updates to the 2022 Form 10-K.
PJM Performance Bonuses
On December 23, 2022, and continuing through the morning of December 25, 2022, winter storm Elliott blanketed the entirety of PJM’s footprint with record low temperatures and extreme weather conditions. A significant portion of PJM's fossil generation fleet failed to perform as reserves were called. In accordance with PJM's tariff, funds collected from non-performance charges are redistributed as bonuses to generating resources that overperformed during the event, including our nuclear fleet. Our estimated receivable for performance bonuses (net of non-performance charges) requires the application of significant judgement and assumptions that include potential impacts of generator defaults and litigation. 15 complaints have been filed at FERC by underperforming generators alleging, among other things, that PJM’s tariff is unjust and unreasonable, and that PJM violated its tariff or otherwise acted negligently in operating the system during that period and seeking to reduce or eliminate any penalty. We are actively engaged in these proceedings. On June 5, 2023, FERC established settlement judge procedures to assist the parties to these proceedings in reaching a satisfactory resolution of the issues raised. On September 1, 2023, the FERC settlement judge issued a final status report stating that the majority of participants indicated that they reached a settlement in principle. On September 29, 2023, the proposed settlement was filed with FERC. Over 80 parties are signatories to the settlement, but the settlement is contested by one net bonus payment recipient. The settling parties have requested FERC approval by December 29, 2023.
We cannot reasonably predict the timing or nature of a FERC decision on the settlement, nor the outcome of the complaint proceedings if FERC rejects the settlement; however, it is reasonably possible that the ultimate impact to our consolidated financial statements could differ materially once these uncertainties are resolved.
New England Regulatory Matters
Mystic Units 8 and 9 Cost of Service Agreement. The Mystic Cost of Service Agreement (Mystic COS) requires an annual process whereby we identify and support our projected costs under the agreement and/or true-up previous projections to the actual costs incurred. The first annual process resulted in a filing at FERC on September 15, 2021 and included our projection of capital expenditures to be recovered under the Mystic COS between June 1, 2022 and December 31, 2022. On April 28, 2022, FERC issued an order setting for settlement and/or hearing the issue of whether our projected 2022 capital expenditures can be recovered. On February 6, 2023, we reached a settlement in principle with certain parties to the proceeding, and an offer of settlement was filed at FERC on March 15, 2023. On August 1, 2023, FERC approved the settlement without modification. The settlement reduces the recovery we receive for capital projects over the term of the Mystic COS. The settlement also eliminates the possibility that we would need to refund certain costs recovered under the COS Agreement for the EMT facility if the EMT facility continues operating post-Cost-of-Service (EMT Clawback Issue), thus resolving an issue remanded to FERC by the D.C. Circuit in the August 2022 decision. The approval of this offer of settlement does not have a material financial statement impact. On September 15, 2022, we made our second annual filing at FERC, which included (1) our projection of capital expenditures to be recovered under the Mystic COS between January 1, 2023 and December 31, 2023, and (2) an updated projection of the Annual Fixed Revenue Requirement, the Maximum Monthly Fixed Cost Payment, and the Fixed Operating and Maintenance/Return on Investment component of the Monthly Fuel Cost Charge, including an update to rate base for the period between January 1, 2018 and December 31, 2021. That filing is currently pending at FERC. On September 15, 2023, we made our third annual filing at FERC, which included (1) our projection of capital expenditures to be recovered under the Mystic COS between January 1, 2024 and May 31, 2024, and (2) a “true-up” of previous projections for actual costs incurred in 2022. No formal challenges to the third annual filing have been filed. The true-up did not have a material impact on our consolidated financial statements.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 3 — Regulatory Matters
On March 28, 2023, FERC issued an order on remand from the D.C. Circuit’s August 2022 decision (FERC Remand Order). The D.C. Circuit’s August 2022 decision remanded back to FERC certain issues related to the Mystic COS. The FERC Remand Order affirmed that 91% of EMT’s fixed costs will be recovered via the Mystic COS, subject to the reinstatement of a margin sharing mechanism on forward sales of vapor. It also granted our motion to hold in abeyance the EMT Clawback Issue, as that matter was resolved by the settlement agreement filed at FERC in March 2023. No party sought rehearing of the FERC Remand Order's holding regarding our recovery of 91% of EMT's costs. We sought rehearing of other aspects of that March 2023 order pertaining to the scope of items subject to challenge in the true-up proceedings. On October 6, 2023, FERC granted our rehearing requests.
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
We and MDE previously filed with FERC a Joint Offer of Settlement (Offer of Settlement) that would resolve all outstanding issues relating to the water quality certification pursuant to Section 401 of the Clean Water Act (401 Certification) for Conowingo. On June 1, 2023, MDE informed us that as a result of the U.S. Court of Appeals decision, they would be resuming their administrative reconsideration of the 401 Certification. On August 1, 2023, in response to the procedure outlined by the MDE, supplemental briefs on the 401 Certification were filed by the Lower Susquehanna Riverkeeper Association and Waterkeepers Chesapeake (jointly) and us.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 4 — Revenue from Contracts with Customers
The following table provides a rollforward of the contract assets reflected in the Consolidated Balance Sheets for the three and nine months ended September 30, 2023 and 2022.

Contract Assets
Balance as of December 31, 2022	$130
Amounts reclassified to receivables	(11)
Revenues recognized	31
Balance as of March 31, 2023	150
Amounts reclassified to receivables	(76)
Revenues recognized	15
Balance as of June 30, 2023	89
Amounts reclassified to receivables	(32)
Revenues recognized	12
Balance as of September 30, 2023	$69

Balance as of December 31, 2021	$149
Amounts reclassified to receivables	(16)
Revenues recognized	9
Balance as of March 31, 2022	142
Amounts reclassified to receivables	(13)
Revenues recognized	10
Balance as of June 30, 2022	139
Amounts reclassified to receivables	(5)
Revenues recognized	21
Balance as of September 30, 2022	$155
Contract Liabilities
We record contract liabilities when consideration is received or due prior to the satisfaction of the performance obligations. We record contract liabilities in Other current liabilities and Other deferred credits and other liabilities in the Consolidated Balance Sheets. These contract liabilities primarily relate to upfront consideration received or due for equipment service plans, the Mystic COS, and the Illinois ZEC program. The Mystic COS includes upfront consideration received or due that differs from the recognized earnings over the cost of the service period. The Illinois ZEC program introduces an annual cap on the total consideration to be received by us for each delivery period. The ZEC price is established on a per MWh of production basis with a maximum annual cap for total compensation to be received for each planning year, while requiring delivery of all ZECs produced by our participating facilities during each delivery period. ZECs delivered to Illinois utilities in excess of the annual cost cap may be paid in subsequent years if the payments do not exceed the prescribed annual cost cap for that year. As of September 30, 2023, there were no outstanding contract liabilities included in Other current liabilities and Other deferred credits and other liabilities in the Consolidated Balance Sheets for the Illinois ZEC program.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 4 — Revenue from Contracts with Customers
The following table provides a rollforward of the contract liabilities reflected in the Consolidated Balance Sheets for the three and nine months ended September 30, 2023 and 2022.

Contract Liabilities
Balance as of December 31, 2022	$47
Consideration received or due	131
Revenues recognized	(115)
Balance as of March 31, 2023	63
Consideration received or due	81
Revenues recognized	(92)
Balance as of June 30, 2023	52
Consideration received or due	56
Revenues recognized	(68)
Balance as of September 30, 2023	$40

Balance as of December 31, 2021	$75
Consideration received or due	50
Revenues recognized	(63)
Balance as of March 31, 2022	62
Consideration received or due	27
Revenues recognized	(63)
Balance as of June 30, 2022	26
Consideration received or due	71
Revenues recognized	(68)
Balance as of September 30, 2022	$29

The following table reflects revenues recognized in the three and nine months ended September 30, 2023 and 2022, which were included in contract liabilities at December 31, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues recognized	$1	$2	$25	$70
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2023. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity, but ranges from one month to several years. This disclosure excludes our power and gas sales contracts as they contain variable volumes and/or variable pricing.

	2023	2024	2025	2026	2027 and thereafter	Total
Remaining performance obligations	$65	$155	$39	$15	$136	$410
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
The ZEC price and annual compensation cap effective for each planning year are administratively determined by the IPA. For the June 1, 2023 to May 31, 2024 planning year the ZEC price has been established at $0.30 per ZEC, subject to an annual cap of $224 million. ZECs generated and delivered during this planning year will not exceed the annual cap, providing capacity to compensate for ZECs delivered in prior planning years in excess of the compensation cap. During the second quarter of 2023, we recognized $218 million of revenue as a receivable for ZECs delivered in prior planning years, with payment expected in the third quarter of 2024. As of September 30, 2023, this receivable is included within Customer accounts receivable, net in the Consolidated Balance Sheets.
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
The following tables also show the reconciliation of reportable segment revenues and RNF to our total revenues and RNF for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023
	Revenues from external customers
	Contracts with customers	Other(a)	Total	Intersegment Revenues	Total Revenues
Mid-Atlantic	$1,493	$(78)	$1,415	$(4)	$1,411
Midwest	1,160	(43)	1,117	—	1,117
New York	522	(14)	508	4	512
ERCOT	489	69	558	1	559
Other Power Regions	1,284	309	1,593	(1)	1,592
Total Competitive Businesses Electric Revenues	4,948	243	5,191	—	5,191
Competitive Businesses Natural Gas Revenues	220	385	605	—	605
Competitive Businesses Other Revenues(b)	145	170	315	—	315
Total Consolidated Operating Revenues	$5,313	$798	$6,111	$—	$6,111

	Three Months Ended September 30, 2022
	Revenues from external customers
	Contracts with customers	Other(a)	Total	Intersegment Revenues	Total Revenues
Mid-Atlantic	$1,561	$97	$1,658	$1	$1,659
Midwest	1,182	(133)	1,049	(2)	1,047
New York	536	(110)	426	(3)	423
ERCOT	328	168	496	(6)	490
Other Power Regions	1,315	611	1,926	10	1,936
Total Competitive Businesses Electric Revenues	4,922	633	5,555	—	5,555
Competitive Businesses Natural Gas Revenues	471	599	1,070	—	1,070
Competitive Businesses Other Revenues(b)	154	(728)	(574)	—	(574)
Total Consolidated Operating Revenues	$5,547	$504	$6,051	$—	$6,051

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 5 — Segment Information

	Nine Months Ended September 30, 2023
	Revenues from external customers
	Contracts with customers	Other(a)	Total	Intersegment Revenues	Total Revenues
Mid-Atlantic	$4,140	$(241)	$3,899	$(45)	$3,854
Midwest	3,707	(231)	3,476	3	3,479
New York	1,424	53	1,477	41	1,518
ERCOT	979	73	1,052	4	1,056
Other Power Regions	3,766	732	4,498	(3)	4,495
Total Competitive Businesses Electric Revenues	14,016	386	14,402	—	14,402
Competitive Businesses Natural Gas Revenues	1,394	1,352	2,746	—	2,746
Competitive Businesses Other Revenues(b)	435	1,539	1,974	—	1,974
Total Consolidated Operating Revenues	$15,845	$3,277	$19,122	$—	$19,122

	Nine Months Ended September 30, 2022
	Revenues from external customers(c)
	Contracts with customers	Other(a)	Total	Intersegment Revenues	Total Revenues
Mid-Atlantic	$3,894	$70	$3,964	$3	$3,967
Midwest	3,749	(401)	3,348	(3)	3,345
New York	1,492	(314)	1,178	—	1,178
ERCOT	744	476	1,220	(10)	1,210
Other Power Regions	3,756	1,423	5,179	10	5,189
Total Competitive Businesses Electric Revenues	13,635	1,254	14,889	—	14,889
Competitive Businesses Natural Gas Revenues	1,770	1,778	3,548	—	3,548
Competitive Businesses Other Revenues(b)	416	(1,746)	(1,330)	—	(1,330)
Total Consolidated Operating Revenues	$15,821	$1,286	$17,107	$—	$17,107
__________
(a)Includes revenues from derivatives and leases.
(b)Represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market gains of $177 million and losses of $681 million for the three months ended September 30, 2023 and 2022, respectively, and unrealized mark-to-market gains of $1,317 million and losses of $1,899 million for the nine months ended September 30, 2023 and 2022, respectively.
(c)Includes all wholesale and retail electric sales to third parties and affiliate sales to Exelon's utility subsidiaries prior to the separation on February 1, 2022. See Note 17 - Related Party Transactions for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 5 — Segment Information

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	RNF from external customers	Intersegment RNF	Total RNF	RNF from external customers	Intersegment RNF	Total RNF
Mid-Atlantic	$747	$(3)	$744	$553	$2	$555
Midwest	776	2	778	572	—	572
New York	311	6	317	268	(1)	267
ERCOT	211	(4)	207	104	(38)	66
Other Power Regions	434	(3)	431	274	(17)	257
Total RNF for Reportable Segments	2,479	(2)	2,477	1,771	(54)	1,717
Other(a)	265	2	267	(415)	54	(361)
Total RNF	$2,744	$—	$2,744	$1,356	$—	$1,356

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	RNF from external customers	Intersegment RNF	Total RNF	RNF from external customers(b)	Intersegment RNF	Total RNF
Mid-Atlantic	$2,202	$(44)	$2,158	$1,606	$6	$1,612
Midwest	2,439	2	2,441	2,008	2	2,010
New York	851	46	897	822	5	827
ERCOT	429	(6)	423	321	(86)	235
Other Power Regions	909	(8)	901	741	(31)	710
Total RNF for Reportable Segments	6,830	(10)	6,820	5,498	(104)	5,394
Other(a)	309	10	319	(145)	104	(41)
Total RNF	$7,139	$—	$7,139	$5,353	$—	$5,353
__________
(a)Other represents activities not allocated to a region. See text above for a description of included activities.
(b)Includes purchases and sales from/to third parties and affiliate sales to Exelon's utility subsidiaries prior to the separation on February 1, 2022. See Note 17 - Related Party Transactions for additional information.
6. Accounts Receivable
Unbilled Customer Revenue
We recorded $213 million and $564 million of unbilled customer revenues in Customer accounts receivables, net in the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 6 — Accounts Receivable
The following tables summarize the impact of the sale of certain receivables:

	As of September 30, 2023	As of December 31, 2022
Derecognized receivables transferred at fair value	$1,708	$1,615
Less: Cash proceeds received	—	1,100
DPP	$1,708	$515

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss on sale of receivables(a)	$12	$15	$58	$39
__________
(a)Reflected in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income. This represents the amount by which the accounts receivable sold into the Facility are discounted, limited to credit losses.

	Nine Months Ended September 30,
	2023	2022
Proceeds from new transfers(a)	$3,632	$4,807
Cash collections received on DPP(b)	5,158	3,295
Cash collections reinvested in the Facility	$8,790	$8,102
__________
(a)Customer accounts receivable sold into the Facility were $8,920 million and $8,540 million for the nine months ended September 30, 2023 and 2022, respectively.
(b)Does not include $1,100 million cash payments to the Purchasers in 2023.
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
See Note 12 — Fair Value of Financial Assets and Liabilities and Note 15 — Variable Interest Entities for additional information.
Other Sales of Customer Accounts Receivables
We are required, under supplier tariffs, to sell customer receivables to utility companies. The following table presents the total receivables sold.

	Nine Months Ended September 30,
	2023	2022
Total receivables sold	$274	$312

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 7 — Nuclear Decommissioning
The following table provides a rollforward of the nuclear decommissioning AROs reflected in the Consolidated Balance Sheets from December 31, 2022 to September 30, 2023:

Balance as of December 31, 2022(a)	$12,500
Net increase due to changes in, and timing of, estimated future cash flows	677
Accretion expense	423
Costs incurred related to decommissioning plants	(23)
Balance as of September 30, 2023(a)	$13,577
__________
(a)Includes $34 million and $40 million as the current portion of the ARO as of September 30, 2023 and December 31, 2022, respectively, which is included in Other current liabilities in the Consolidated Balance Sheets.
During the nine months ended September 30, 2023, the net $677 million increase in the ARO for the changes in the amounts and timing of estimated decommissioning cash flows was driven by multiple adjustments, including the following:
•An increase of approximately $720 million due to an increase in cost escalation rates, partially offset by an increase in discount rates

•Net increase of approximately $470 million due to updated cost assumptions for dry cask storage across the fleet and revised cost studies for Dresden, Limerick and Peach Bottom

•Net decrease of approximately $520 million due to changes in assumed retirement dates for Ginna and NMP Unit 1
The 2023 ARO update resulted in a decrease of $68 million in Operating and maintenance expense for the three and nine months ended September 30, 2023 in the Consolidated Statement of Operations and Comprehensive Income. The 2022 ARO updates resulted in a decrease of $226 million in Operating and maintenance expense for the three and nine months ended September 30, 2022 in the Consolidated Statement of Operations and Comprehensive Income.
Ginna and NMP Unit 1 Retirement Assumptions
In the third quarter of 2023, we extended our retirement assumptions for Ginna and NMP Unit 1; while the current ZEC program in New York ends in 2029, the state has acknowledged our nuclear assets are vital to achieving its clean energy goals and we believe New York will continue to promote policies that support nuclear in the state beyond 2029.
NDT Funds
We had NDT funds totaling $14,573 million and $14,127 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, there was no current portion of the NDT funds. $13 million of the NDT funds were current as of December 31, 2022, and included in Other current assets in the Consolidated Balance Sheets. See Note 16 — Supplemental Financial Information for additional information on activities of the NDT funds.
Accounting Implications of the Regulatory Agreement Units
See Note 1 — Basis of Presentation and Note 10 — Asset Retirement Obligations of our 2022 Form 10-K for additional information on the Regulatory Agreement Units.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 7 — Nuclear Decommissioning
The following table presents our noncurrent payables to ComEd and PECO which are recorded as Payables related to Regulatory Agreement Units in the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
ComEd	$2,716	$2,660
PECO	207	237
Payables related to Regulatory Agreement Units	$2,923	$2,897
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
See Note 1 — Basis of Presentation for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 8 — Income Taxes
8. Income Taxes
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended September 30,
	2023(a)	2022(b)
U.S. federal statutory rate	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4.3	(9.5)
Qualified NDT fund income and losses	(2.6)	22.1
Amortization of investment tax credit, including deferred taxes on basis differences	(0.5)	1.9
Production tax credits and other credits	(0.6)	8.0
Noncontrolling interests	0.7	(0.5)
Other	0.6	(3.6)
Effective income tax rate(c)	22.9%	39.4%

	Nine Months Ended September 30,
	2023(a)	2022(b)
U.S. federal statutory rate	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4.1	(9.0)
Qualified NDT fund income and losses	4.7	48.6
Amortization of investment tax credit, including deferred taxes on basis differences	(0.5)	2.0
Production tax credits and other credits	(0.6)	8.3
Noncontrolling interests	0.3	—
Other	0.4	2.2
Effective income tax rate(c)	29.4%	73.1%
__________
(a)Positive percentages represent income tax expense. Negative percentages represent income tax benefit.
(b)As there was a pre-tax loss during 2022, negative percentages represent income tax expense. Positive percentages represent income tax benefit.
(c)Constellation does not expect the effective tax rate to deviate from the statutory tax rate with the exception of realized and unrealized gains and losses from the qualified NDT funds.
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

Responsibility and Indemnification for Taxes. As a former subsidiary of Exelon, we have joint and several liability with Exelon to the IRS and certain state jurisdictions relating to federal and state tax filings we were included in prior to the separation. The TMA specifies the portion of this tax liability for which we bear contractual responsibility. Specifically, we are liable for our share of certain taxes required to be paid by Exelon with respect to taxable years or periods (or portions thereof) ending on or prior to the separation to the extent that we would have been responsible for such taxes under the Exelon tax sharing agreement then existing. As of September 30, 2023 and December 31, 2022, our Consolidated Balance Sheets reflect a payable of $35 million

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 8 — Income Taxes
and $32 million, respectively, for tax liabilities where we maintain contractual responsibility to Exelon, with $15 million and $18 million in Other accounts receivable, respectively, and $50 million in Noncurrent other liabilities.
Tax Refunds and Attributes. The TMA provides for the allocation of certain pre-closing tax attributes between us and Exelon, along with our share of refunds for taxes claimed by Exelon for periods prior to separation. Upon separation, certain attributes that were generated by our business were allocated to Exelon, and under the TMA, Exelon will reimburse Constellation when those attributes are utilized. As of September 30, 2023, our Consolidated Balance Sheet reflects receivables of $307 million and $222 million in Other accounts receivable and Other deferred debits and other assets, respectively. As of December 31, 2022, our Consolidated Balance Sheet reflected receivables of $168 million and $362 million in Other accounts receivable and Other deferred debits and other assets, respectively.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 9 — Retirement Benefits
The following tables present the components of our net periodic benefit costs (credits), prior to capitalization and co-owner allocations, for the three and nine months ended September 30, 2023 and 2022:

	Pension Benefits		OPEB		Total Pension Benefits and OPEB
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost (credit)
Service cost	$22	$31	$4	$6	$26	$37
Non-service components of pension benefits & OPEB cost (credit)
Interest cost	99	74	19	14	118	88
Expected return on assets	(127)	(143)	(11)	(14)	(138)	(157)
Amortization of:
Prior service credit	—	—	(2)	(2)	(2)	(2)
Actuarial loss (gain)	12	37	(3)	—	9	37
Settlement charges	—	5	—	—	—	5
Non-service components of pension benefits & OPEB (credit) cost	(16)	(27)	3	(2)	(13)	(29)
Net periodic benefit cost(a,b)	$6	$4	$7	$4	$13	$8

	Pension Benefits		OPEB		Total Pension Benefits and OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost (credit)
Service cost	$67	$94	$12	$18	$79	$112
Non-service components of pension benefits & OPEB cost (credit)
Interest cost	296	217	56	42	352	259
Expected return on assets	(381)	(423)	(34)	(42)	(415)	(465)
Amortization of:
Prior service cost (credit)	—	1	(5)	(5)	(5)	(4)
Actuarial loss (gain)	35	111	(10)	(1)	25	110
Settlement charges	—	5	—	—	—	5
Non-service components of pension benefits & OPEB (credit) cost	(50)	(89)	7	(6)	(43)	(95)
Net periodic benefit cost(a,b)	$17	$5	$19	$12	$36	$17
__________
(a)The pension benefit and OPEB service costs reflected in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2023 totaled $24 million and $71 million, respectively. The pension benefit and OPEB non-service costs (credits) reflected in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2023 totaled ($14) million and ($41) million, respectively.
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
To the extent the amount of energy we produce or procure differs from the amount of energy we have contracted to sell, we are exposed to market fluctuations in the prices of electricity, natural gas, and other commodities. We use a variety of derivative and non-derivative instruments to manage the commodity price risk of our electric generation facilities, including power and gas sales, fuel and power purchases, natural gas transportation and pipeline capacity agreements, and other energy-related products marketed and purchased. To manage these risks, we may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from expected sales of power and gas and purchases of power and fuel. The objectives for executing such hedges include fixing the price for a portion of anticipated future electricity sales at a level that provides an acceptable return. We are also exposed to differences between the locational settlement prices of certain economic hedges and the hedged generating units. This price difference is actively managed through other instruments which include derivative congestion products, whose changes in fair value are recognized in earnings each period, and auction revenue rights, which are accounted for on an accrual basis.
Additionally, we are exposed to certain market risks through our proprietary trading activities. The proprietary trading activities are a complement to our energy marketing portfolio but represent a small portion of our overall energy marketing activities and are subject to limits established by our RMC.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Derivative Financial Instruments
The following tables provide a summary of the derivative fair value balances recorded as of September 30, 2023 and December 31, 2022:

September 30, 2023	Economic Hedges	Proprietary Trading	Collateral (a)(b)	Netting(a)	Total
Mark-to-market derivative assets (current assets)	$6,689	$3	$298	$(5,546)	$1,444
Mark-to-market derivative assets (noncurrent assets)	3,351	—	175	(2,562)	964
Total mark-to-market derivative assets	10,040	3	473	(8,108)	2,408
Mark-to-market derivative liabilities (current liabilities)	(7,069)	(2)	418	5,546	(1,107)
Mark-to-market derivative liabilities (noncurrent liabilities)	(3,343)	—	245	2,562	(536)
Total mark-to-market derivative liabilities	(10,412)	(2)	663	8,108	(1,643)
Total mark-to-market derivative net (liabilities) assets	$(372)	$1	$1,136	$—	$765

December 31, 2022
Mark-to-market derivative assets (current assets)	$15,296	$10	$161	$(13,123)	$2,344
Mark-to-market derivative assets (noncurrent assets)	5,100	—	217	(4,074)	1,243
Total mark-to-market derivative assets	20,396	10	378	(17,197)	3,587
Mark-to-market derivative liabilities (current liabilities)	(15,049)	(6)	374	13,123	(1,558)
Mark-to-market derivative liabilities (noncurrent liabilities)	(5,203)	—	146	4,074	(983)
Total mark-to-market derivative liabilities	(20,252)	(6)	520	17,197	(2,541)
Total mark-to-market derivative net assets	$144	$4	$898	$—	$1,046
_________
(a)We net all available amounts allowed in our Consolidated Balance Sheets in accordance with authoritative guidance for derivatives. These amounts include unrealized derivative transactions with the same counterparty under legally enforceable master netting agreements and cash collateral.
(b)Includes $616 million of variation margin posted and $836 million of variation margin held from the exchanges as of September 30, 2023 and December 31, 2022, respectively.
Economic Hedges (Commodity Price Risk)
For the three and nine months ended September 30, 2023 and 2022, we recognized the following net pre-tax commodity mark-to-market gains (losses) which are also located in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income Statement Location	Gains (Losses)		Gains (Losses)
Operating revenues	$173	$(691)	$1,317	$(1,913)
Purchased power and fuel	(36)	171	(1,448)	1,346
Total	$137	$(520)	$(131)	$(567)
In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on owned and contracted generation positions that have not been hedged. For merchant revenues not already hedged via comprehensive state programs, such as the CMC in Illinois, historically we have used a three-year ratable sales plan to align our hedging strategy with our financial objectives. As a result, our prompt three-year merchant revenues have been hedged on an approximate rolling 90%/60%/30% basis. We may also enter into transactions that are outside of this ratable hedging program. As of September 30, 2023, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York, and ERCOT reportable segments is 97%-100% and 80%-83% for 2023 and 2024, respectively. Going forward, we will continue to be proactive in managing our overall portfolio exposure to commodity risk, but will also manage our generation portfolio through the nuclear PTC, which, starting in 2024, provides downside commodity price protection for our nuclear units. Like our traditional hedging program, the nuclear PTC is an important tool in managing commodity risk.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Derivative Financial Instruments
Interest Rate and Foreign Exchange Risk
We utilize interest rate swaps to manage our interest rate exposure and foreign currency derivatives to manage foreign exchange rate exposure associated with international commodity purchases in currencies other than U.S. dollars, both of which are treated as economic hedges. The notional amounts were $434 million and $524 million as of September 30, 2023 and December 31, 2022, respectively.
The following table provides the mark-to-market derivative assets and liabilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Economic Hedges	Netting(a)	Total	Economic Hedges	Netting(a)	Total
Mark-to-market derivative assets (current assets)	$24	$(1)	$23	$29	$(5)	$24
Mark-to-market derivative assets (noncurrent assets)	6	—	6	18	—	18
Total mark-to-market derivative assets	30	(1)	29	47	(5)	42
Mark-to-market derivative liabilities (current liabilities)	(2)	1	(1)	(5)	5	—
Mark-to-market derivative liabilities (noncurrent liabilities)	—	—	—	—	—	—
Total mark-to-market derivative liabilities	(2)	1	(1)	(5)	5	—
Total mark-to-market derivative net assets	$28	$—	$28	$42	$—	$42
_________
(a)We net all available amounts in our Consolidated Balance Sheets in accordance with authoritative guidance for derivatives. These amounts include unrealized derivative transactions with the same counterparty under legally enforceable master netting agreements.
The mark-to-market gains and losses associated with management of interest rate and foreign currency exchange rate risk for the three and nine months ended September 30, 2023 and 2022 were not material.
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
The following tables provide information on the credit exposure for all derivative instruments, NPNS and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of September 30, 2023. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The amounts in the tables below exclude credit risk exposure from individual retail counterparties, nuclear fuel procurement contracts, and exposure through RTOs, ISOs, NYMEX, ICE, NASDAQ, NGX, and Nodal commodity exchanges.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Derivative Financial Instruments

Rating as of September 30, 2023	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$963	$60	$903	1	$197
Non-investment grade	17	9	8	—	—
No external ratings
Internally rated — investment grade	97	—	97	—	—
Internally rated — non-investment grade	279	42	237	—	—
Total	$1,356	$111	$1,245	1	$197
__________
(a)As of September 30, 2023, credit collateral held from counterparties where we had credit exposure included $51 million of cash and $60 million of letters of credit. The credit collateral does not include non-liquid collateral.

Net Credit Exposure by Type of Counterparty	As of September 30, 2023
Investor-owned utilities, marketers, power producers	$1,018
Energy cooperatives and municipalities	99
Financial Institutions	32
Other	96
Total	$1,245
Credit-Risk-Related Contingent Features
As part of the normal course of business, we routinely enter into physically or financially settled contracts for the purchase and sale of electric capacity, electricity, fuels, emissions allowances, and other energy-related products. Certain of our derivative instruments contain provisions that require us to post collateral. We also enter into commodity transactions on exchanges where the exchanges act as the counterparty to each trade. Transactions on the exchanges must adhere to comprehensive collateral and margining requirements. This collateral may be posted in the form of cash or credit support with thresholds contingent upon our credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit-risk-related contingent features stipulate that if we were to be downgraded or lose our investment grade credit rating (based on our senior unsecured debt rating), we would be required to provide additional collateral. This incremental collateral requirement allows for the offsetting of derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master netting agreements. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. In this case, we believe an amount of several months of future payments (i.e. capacity payments) rather than a calculation of fair value is the best estimate for the contingent collateral obligation, which has been factored into the disclosure below.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk-Related Contingent Features	September 30, 2023	December 31, 2022
Gross fair value of derivative contracts containing this feature	$(1,953)	$(4,736)
Offsetting fair value of in-the-money contracts under master netting arrangements	909	2,048
Net fair value of derivative contracts containing this feature	$(1,044)	$(2,688)
As of September 30, 2023 and December 31, 2022, we posted or held the following amounts of cash collateral and letters of credit on derivative contracts with external counterparties, after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Derivative Financial Instruments

	September 30, 2023	December 31, 2022
Cash collateral posted(a)	$1,870	$1,636
Letters of credit posted(a)	514	947
Cash collateral held(a)	753	765
Letters of credit held(a)	76	115
Additional collateral required in the event of a credit downgrade below investment grade (at BB+/Ba1)(b)(c)(d)	1,919	3,337
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
(d)A loss of investment grade credit rating would require a significant reduction in credit ratings from their current levels of BBB and Baa2 at S&P and Moody's, respectively.
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
Commercial Paper
The following table reflects our commercial paper program supported by the revolving credit agreements as of September 30, 2023 and December 31, 2022:

Outstanding Commercial Paper as of		Weighted Average Interest Rate on Commercial Paper Borrowings as of
September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
$—	$959	—%	4.90%

Credit Agreements
On February 1, 2022, we entered into a credit agreement establishing a $3.5 billion five-year revolving credit facility at a variable interest rate of SOFR plus 1.275% and on February 9, 2022 we entered into a $1 billion five-year liquidity facility with the primary purpose of supporting our letter of credit issuances. Many of our bilateral credit agreements remain in effect. See below for additional details.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Debt and Credit Agreements
As of September 30, 2023, we had the following aggregate bank commitments, credit facility borrowings and available capacity under our respective credit facilities:

				Available Capacity as of September 30, 2023
Facility Type	Aggregate Bank Commitment	Facility Draws	Outstanding Letters of Credit	Actual		To Support Additional Commercial Paper
Syndicated Revolver	$3,500	$—	$63	$3,437		$3,437
Bilaterals(a)	1,310	—	946	364		—
Liquidity Facility	971	—	600	279	(b)	—
Project Finance	137	—	114	23		—
Total	$5,918	$—	$1,723	$4,103		$3,437
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
(b)The maximum amount of the bank commitment is not to exceed $971 million. The aggregate available capacity of the facility is subject to market fluctuations based on the value of U.S. Treasury Securities which determines the amount of collateral held in the trust. We may post additional collateral to borrow up to the maximum bank commitment. As of September 30, 2023, without posting additional collateral, the actual availability of facility, prior to outstanding letters of credit was $879 million.
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
On January 26, 2023, we entered into a term loan agreement for $100 million. The loan agreement has an expiration of January 25, 2024. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to SOFR plus 0.80% and all indebtedness thereunder is unsecured. The loan was reflected in Short-term borrowings in the Consolidated Balance Sheet as of September 30, 2023.
On February 9, 2023, we entered into a term loan agreement for $400 million. The loan agreement has an expiration of February 8, 2024. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to SOFR plus 1.05% and all indebtedness thereunder is unsecured. The loan was reflected in Short-term borrowings in the Consolidated Balance Sheet as of September 30, 2023.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Debt and Credit Agreements
Long-Term Debt
Debt Issuances and Redemptions
During the nine months ended September 30, 2023, the following long-term debt was issued:

Type	Interest Rate	Maturity	Amount	Use of Proceeds
2053 Senior Notes	6.50%	October 1, 2053	$900	To fund the acquisition of NRG South Texas Project LP and general corporate purposes.
2028 Senior Notes	5.60%	March 1, 2028	750	To fund general corporate purposes, including repayment of short-term borrowings
2033 Senior Notes	5.80%	March 1, 2033	600	To fund general corporate purposes, including repayment of short-term borrowings
2034 Senior Notes	6.13%	January 15, 2034	500	To fund the acquisition of NRG South Texas Project LP and general corporate purposes.
Tax-Exempt Notes Reoffering	4.10% - 4.45%	2025-2053(a)	435	To fund general corporate purposes, including repayment of short-term borrowings
Energy Efficiency Project Financing(b)	2.20% - 4.96%	May 31, 2023 - May 1, 2024	8	Funding to install energy conservation measures
__________
(a)The Tax Exempt Notes have a maturity date of March 1, 2025 - April 1, 2053, and a mandatory purchase date that ranges from March 1, 2025 - June 1, 2029.
(b)For Energy Efficiency Project Financing, the maturity dates represent the expected date of project completion, upon which the respective customer assumes the outstanding debt.
During the nine months ended September 30, 2023, the following long-term debt was redeemed:

Type	Interest Rate	Maturity	Amount
Energy Efficiency Project Financing	3.71%	May 31, 2023	$43
CR Nonrecourse Debt	3-month SOFR + 2.76% (a)	December 15, 2027	39
Continental Wind Nonrecourse Debt	6.00%	February 28, 2033	26
West Medway II Nonrecourse Debt	1-month SOFR + 2.975% - 3.225% (b)	March 31, 2026	19
Antelope Valley DOE Nonrecourse Debt	2.29% - 3.56%	January 5, 2037	14
RPG Nonrecourse Debt	4.11%	March 31, 2035	9
__________
(a)The interest rate for long-term debt redemptions prior to June 2023 were based on LIBOR + 2.50%. Beginning in June 2023, these redemptions are based on SOFR + 2.76%.
(b)The interest rate for long-term debt redemptions prior to May 2023 were based on LIBOR + 2.875%. Beginning in May 2023, these redemptions are based on SOFR + the variable interest rate of 2.975% - 3.225%.
Debt Covenants
As of September 30, 2023, we are in compliance with all debt covenants.
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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following table presents the carrying amounts and fair values of the short-term liabilities, long-term debt, and the SNF obligation as of September 30, 2023 and December 31, 2022. We have no financial liabilities classified as Level 1.
The carrying amounts of the short-term liabilities as presented in the Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	September 30, 2023				December 31, 2022
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-term debt, including amounts due within one year	$7,628	$6,682	$757	$7,439	$4,609	$3,688	$859	$4,547
SNF Obligation	1,278	1,183	—	1,183	1,230	1,021	—	1,021
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
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2023 and December 31, 2022:

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities

	As of September 30, 2023					As of December 31, 2022
	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$21	$—	$—	$—	$21	$41	$—	$—	$—	$41
NDT fund investments
Cash equivalents(b)	520	80	—	—	600	349	88	—	—	437
Equities	3,664	1,599	—	1,043	6,306	3,462	1,498	—	1,421	6,381
Fixed income
Corporate debt(c)	—	922	273	—	1,195	—	885	264	—	1,149
U.S. Treasury and agencies	1,963	75	—	—	2,038	1,996	46	—	—	2,042
Foreign governments	—	40	—	—	40	—	39	—	—	39
State and municipal debt	—	51	—	—	51	—	53	—	—	53
Other	10	18	—	1,880	1,908	21	21	—	1,649	1,691
Fixed income subtotal	1,973	1,106	273	1,880	5,232	2,017	1,044	264	1,649	4,974
Private credit	—	—	148	628	776	—	—	159	643	802
Private equity	—	—	—	748	748	—	—	—	687	687
Real estate	—	—	—	1,003	1,003	—	—	—	1014	1,014
NDT fund investments subtotal(d)(e)	6,157	2,785	421	5,302	14,665	5,828	2,630	423	5,414	14,295
Rabbi trust investments
Cash equivalents	1	—	—	—	1	1	—	—	—	1
Mutual funds	42	—	—	—	42	39	—	—	—	39
Life insurance contracts	—	30	1	—	31	—	27	1	—	28
Rabbi trust investments subtotal	43	30	1	—	74	40	27	1	—	68
Investments in equities(f)	556	—	—	—	556	6	—	—	—	6
Mark-to-market derivative assets
Economic hedges	1,689	4,478	3,903	—	10,070	3,505	11,353	5,585	—	20,443
Proprietary trading	—	1	2	—	3	—	4	6	—	10
Effect of netting and allocation of collateral(g)(h)	(1,585)	(3,562)	(2,489)	—	(7,636)	(2,951)	(10,348)	(3,525)	—	(16,824)
Mark-to-market derivative assets subtotal	104	917	1,416	—	2,437	554	1,009	2,066	—	3,629
DPP consideration	—	1,708	—	—	1,708	—	515	—	—	515
Total assets	6,881	5,440	1,838	5,302	19,461	6,469	4,181	2,490	5,414	18,554
Liabilities
Mark-to-market derivative liabilities
Economic hedges	(1,758)	(4,817)	(3,839)	—	(10,414)	(3,171)	(11,498)	(5,588)	—	(20,257)
Proprietary trading	—	(1)	(1)	—	(2)	—	(4)	(2)	—	(6)
Effect of netting and allocation of collateral(g)(h)	1,919	4,048	2,805	—	8,772	3,279	10,700	3,743	—	17,722
Mark-to-market derivative liabilities subtotal	161	(770)	(1,035)	—	(1,644)	108	(802)	(1,847)	—	(2,541)
Deferred compensation obligation	—	(60)	—	—	(60)	—	(57)	—	—	(57)
Total liabilities	161	(830)	(1,035)	—	(1,704)	108	(859)	(1,847)	—	(2,598)
Total net assets	$7,042	$4,610	$803	$5,302	$17,757	$6,577	$3,322	$643	$5,414	$15,956

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities
__________
(a)CEG Parent has $51 million and $49 million of Level 1 cash equivalents as of September 30, 2023 and December 31, 2022, respectively. We exclude cash of $1,877 million and $390 million as of September 30, 2023 and December 31, 2022, respectively, and restricted cash of $49 million and $70 million as of September 30, 2023 and December 31, 2022, respectively. CEG Parent does not exclude any additional cash as of September 30, 2023 and excludes $19 million of cash as of December 31, 2022.
(b)Includes $116 million and $99 million of cash received from outstanding repurchase agreements as of September 30, 2023 and December 31, 2022, respectively, and is offset by an obligation to repay upon settlement of the agreement as discussed in (e) below.
(c)Includes investments in equities sold short of ($52) million and ($45) million as of September 30, 2023 and December 31, 2022, respectively, held in an investment vehicle primarily to hedge the equity option component of convertible debt.
(d)Includes net derivative assets of $1 million and net derivative liabilities of $1 million, which have total notional amounts of $580 million and $494 million as of September 30, 2023 and December 31, 2022, respectively. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the periods ended and do not represent the amount of our exposure to credit or market loss.
(e)Excludes net liabilities of $92 million and $168 million as of September 30, 2023 and December 31, 2022, respectively, which include certain derivative assets that have notional amounts of $154 million and $59 million as of September 30, 2023 and December 31, 2022, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, repurchase agreement obligations, and payables related to pending securities purchases. The repurchase agreements are generally short-term in nature with durations generally of 30 days or less.
(f)Includes an equity investment that became publicly traded in the second quarter of 2023 and now has a readily determinable fair value (and no longer is accounted for as an equity method investment due to lack of significant influence). We recorded the fair value of this investment in Investments on the Consolidated Balance Sheets based on the quoted market price of the stock, which resulted in an unrealized gain of $493 million within Other, net in the Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2023.
(g)Net collateral posted to counterparties totaled $334 million, $486 million, and $316 million allocated to Level 1, Level 2, and Level 3 mark-to-market derivatives, respectively, as of September 30, 2023. Net collateral posted to counterparties totaled $328 million, $352 million, and $218 million allocated to Level 1, Level 2, and Level 3 mark-to-market derivatives, respectively, as of December 31, 2022.
(h)Includes $616 million of variation margin posted and $836 million of variation margin held with the exchanges as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, we have outstanding commitments to invest in private credit, private equity, and real estate investments of $203 million, $95 million, and $442 million, respectively. These commitments will be funded by our existing NDT funds.
We hold investments without readily determinable fair values with carrying amounts of $94 million and $46 million as of September 30, 2023 and December 31, 2022, respectively. Changes in fair value, cumulative adjustments, and impairments were not material for the three and nine months ended September 30, 2023 and the year ended December 31, 2022.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30, 2023
	NDT Fund Investments	Mark-to-Market Derivatives		Life Insurance Contracts	Total
Balance as of July 1, 2023	$421	$651		$1	$1,073
Total realized / unrealized losses
Included in net income	—	(236)	(a)	—	(236)
Change in collateral	—	(7)		—	(7)
Purchases, sales, issuances and settlements
Purchases	—	35		—	35
Sales	—	(3)		—	(3)
Settlements	—	32		—	32
Transfers out of Level 3	—	(91)	(b)	—	(91)
Balance as of September 30, 2023	$421	$381		$1	$803
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities as of September 30, 2023	$—	$54		$—	$54

	For the Three Months Ended September 30, 2022
	NDT Fund Investments	Mark-to-Market Derivatives		Life Insurance Contracts	Total
Balance as of July 1, 2022	$431	$(743)		$1	$(311)
Total realized / unrealized losses
Included in net income	—	(925)	(a)	—	(925)
Included in Payable related to Regulatory Agreement Units	(2)	—		—	(2)
Change in collateral	—	(58)			(58)
Purchases, sales, issuances and settlements
Purchases	—	333		—	333
Sales	—	(7)		—	(7)
Transfers into Level 3	1	1	(b)	—	2
Transfers out of Level 3	—	(54)	(b)	—	(54)
Balance as of September 30, 2022	$430	$(1,453)		$1	$(1,022)
The amount of total losses included in income attributed to the change in unrealized losses related to assets and liabilities as of September 30, 2022	$(1)	$(889)		$—	$(890)

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities

	For the Nine Months Ended September 30, 2023
	NDT Fund Investments	Mark-to-Market Derivatives		Life Insurance Contracts	Total
Balance as of January 1, 2023	$423	$219		$1	$643
Total realized / unrealized gains
Included in net income	1	24	(a)	—	25
Included in Payable related to Regulatory Agreement Units	4	—		—	4
Change in collateral	—	99		—	99
Purchases, sales, issuances and settlements
Purchases	—	120		—	120
Sales	—	(9)		—	(9)
Settlements	(7)	32		—	25
Transfers into Level 3	—	59	(b)	—	59
Transfers out of Level 3	—	(163)	(b)	—	(163)
Balance as of September 30, 2023	$421	$381		$1	$803
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities as of September 30, 2023	$1	$759		$—	$760

	For the Nine Months Ended September 30, 2022
	NDT Fund Investments	Mark-to-Market Derivatives		Life Insurance Contracts	Total
Balance as of January 1, 2022	$464	$(94)		$—	$370
Total realized / unrealized (losses) gains
Included in net income	(2)	(1,823)	(a)	(2)	(1,827)
Included in Payable related to Regulatory Agreement Units	(11)	—		—	(11)
Change in collateral	—	(312)		—	(312)
Impacts of separation	—	—		3	3
Purchases, sales, issuances and settlements
Purchases	5	499		—	504
Sales	—	(44)		—	(44)
Settlements	(28)	(30)		—	(58)
Transfers into Level 3	2	418	(b)	—	420
Transfers out of Level 3	—	(67)	(b)	—	(67)
Balance as of September 30, 2022	$430	$(1,453)		$1	$(1,022)
The amount of total losses included in income attributed to the change in unrealized losses related to assets and liabilities as of September 30, 2022	$(2)	$(1,951)		$(2)	$(1,955)
__________
(a)Includes a reduction of $258 million and $703 million for realized gains due to the settlement of derivative contracts for the three and nine months ended September 30, 2023, respectively. Includes a reduction of $35 million for realized gains and an addition of $98 million for realized losses due to the settlement of derivative contracts for the three and nine months ended September 30, 2022, respectively.
(b)Transfers into and out of Level 3 generally occur when the contract tenor becomes less or more observable, respectively, primarily due to changes in market liquidity or assumptions for certain commodity contracts.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities
The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
	Operating Revenues		Purchased Power and Fuel		Other, net
	2023	2022	2023	2022	2023	2022
Total losses included in net income	$(129)	$(545)	$(75)	$(380)	$—	$—
Total unrealized gains (losses)	97	(768)	(43)	(121)	—	(1)

	For the Nine Months Ended September 30,
	Operating Revenues		Purchased Power and Fuel		Other, net
	2023	2022	2023	2022	2023	2022
Total gains (losses) included in net income	$388	$(1,786)	$(332)	$(67)	$1	$(4)
Total unrealized gains (losses)	1,144	(2,353)	(385)	402	1	(4)
Mark-to-Market Derivatives
The following table presents the significant inputs to the forward curve used to value level 3 mark-to-market derivative positions:

Type of trade	Fair Value as of September 30, 2023	Fair Value as of December 31, 2022	Valuation Technique	Unobservable Input	2023 Range & Arithmetic Average				2022 Range & Arithmetic Average
Mark-to-market derivatives—Economic hedges(a)(b)	$64	$(3)	Discounted Cash Flow	Forward power price	$11	-	$219	$51	$0.63	-	$283	$72
				Forward gas price	$1.77	-	$16	$3.75	$1.67	-	$26	$4.57
			Option Model	Volatility percentage	76%	-	161%	111%	97%	-	119%	111%
__________
(a)The valuation techniques, unobservable inputs, ranges, and arithmetic averages are the same for the asset and liability positions.
(b)The fair values do not include cash collateral posted on level 3 positions of $316 million and $218 million as of September 30, 2023 and December 31, 2022, respectively.

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 13 — Commitments and Contingencies
13. Commitments and Contingencies
Commitments
Commercial Commitments. Commercial commitments as of September 30, 2023, representing commitments potentially triggered by future events, were as follows:

		Expiration within
	Total	2023	2024	2025	2026	2027	2028 and beyond
Letters of credit	$1,723	$1,103	$506	$—	$—	$—	$114
Surety bonds(a)	897	369	528	—	—	—	—
Total commercial commitments	$2,620	$1,472	$1,034	$—	$—	$—	$114
__________
(a)Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.

Prior Merger Commitment. Consistent with a 2012 MDPSC order approving a prior merger, certain commitments were made for the development of new generation in Maryland, 55 MW of which remains unsatisfied to date. In 2016, we terminated rights to a development project intended to satisfy the remaining commitment and recorded a pre-tax $50 million loss contingency within Operating and maintenance expense in our Consolidated Statements of Operations and Comprehensive Income, representing the potential liquidated damages payment due for the shortfall, consistent with the terms of the original MDPSC order. In September 2022, a previously executed PPA with a third party became effective upon satisfaction of all conditions precedent (including an extension of time to complete the merger commitment from the MDPSC) and will result in the construction of a wind farm project with an expected commercial operation date of December 31, 2024. The satisfaction of the conditions precedent to the PPA, coupled with the milestones contained in the PPA to ensure the facility is constructed, demonstrate that the merger commitment is likely to be met through support of a PPA enabling the project to be constructed rather than a liquidated damages payment. As a result, we have reversed the previously recognized loss contingency and recorded a pre-tax gain of $50 million within Operating and maintenance expense in our Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2022.
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
We had accrued undiscounted amounts for environmental liabilities of $137 million and $119 million as of September 30, 2023 and December 31, 2022, respectively, in Accrued expenses and Other deferred credits and other liabilities in the Consolidated Balance Sheets.

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
Latty Avenue was investigated and remediated by the United States Army Corps of Engineers pursuant to funding under the Formerly Utilized Sites Remedial Action Program. On August 3, 2020, the DOJ advised Cotter that it is seeking approximately $90 million from all the PRPs. In December 2021, a good faith offer was submitted to the government. After subsequent communications with DOJ, Cotter proposed, and DOJ agreed to consider mediation to facilitate a settlement. Pursuant to a series of agreements since 2011, the DOJ and Cotter have extended the Statute of Limitations through February 29, 2024. In April 2023, Cotter was informed by the DOJ about potential additional liability for all PRPs of approximately $90 million associated with the Latty Avenue site as well as certain allegedly contaminated properties in the vicinity of Latty Avenue, for which the government claims that Cotter is a PRP.
We have determined that a loss associated with these claims are probable and have recorded an estimated liability, included in the total amount as discussed above, that reflects management's best estimate of Cotter's allocable share of the cost. It is reasonably possible that Cotter's allocable share could differ significantly, which could have a material impact on our consolidated financial statements.
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
At September 30, 2023 and December 31, 2022, we recorded estimated liabilities of approximately $103 million and $95 million, respectively, in total for asbestos-related bodily injury claims. As of September 30, 2023, approximately $27 million of this amount related to 247 open claims presented to us, while the remaining $76 million is for estimated future asbestos-related bodily injury claims anticipated to arise through 2055, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, we monitor actual experience against the number of forecasted claims to be received and expected claim payments and evaluate whether adjustments to the estimated liabilities are necessary.
Impacts of the February 2021 Extreme Cold Weather Event and Texas-based Generating Assets Outages. Beginning on February 15, 2021, our Texas-based generating assets within the ERCOT market, specifically Colorado Bend II, Wolf Hollow II, and Handley, experienced outages as a result of extreme cold weather conditions. In addition, those weather conditions drove increased demand for service, dramatically increased wholesale power prices, and also increased gas prices in certain regions. See Note 3 — Regulatory Matters of our 2022 Form 10-K for additional information.
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
•On December 28, 2021, approximately 130 insurance companies which insured Texas homeowners and businesses filed a subrogation lawsuit against multiple defendants alleging that defendants were at fault for the energy failure that resulted from the winter storm, causing significant property damage to the insureds. Subsequently, several hundred other insurance companies filed similar claims. All of these cases were combined in a Multi-District-Litigation (MDL) pending in Texas state court, which established a bellwether process to consider initial motions to dismiss by the different industry groups of defendants. Defendants filed motions to dismiss the amended complaints in five bellwether cases in July 2022. On February 3, 2023, the court granted the motions to dismiss pertaining to us in part and denied them in part, leaving the plaintiffs' negligence and nuisance claims to proceed. As a result, we remain a defendant in the lawsuits, although we, along with the other generators, have sought relief from the court of appeals in Texas. Since the motions to dismiss were partially denied, thousands of new claimants, many in multiple mass tort actions, have filed lawsuits in various Texas state courts naming us, among hundreds of other defendants. The majority of these cases have been transferred to the MDL, and the expectation is the remainder will be transferred. The MDL now involves over 200 cases brought by approximately 30,000 plaintiffs, including more than 1,300 insurance companies, and we are defendants in the majority of them. We also are named in an alleged class action that seeks to assert claims on behalf of over 4.1 million Texans within ERCOT who lost power during Winter Storm Uri.
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
During the three and nine months ended September 30, 2023, we repurchased from the open market 2.3 million and 8.5 million shares of our common stock for a total cost, inclusive of taxes and transaction costs, of $253 million and $756 million, respectively. As of September 30, 2023, there was $244 million of remaining authority to repurchase shares. No other repurchase plans or programs have been authorized by our Board of Directors.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Shareholders' Equity
Changes in Accumulated Other Comprehensive Loss (All Registrants)
The following tables present changes in AOCI, net of tax, by component:

Three Months Ended September 30, 2023	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Beginning balance	$(9)	$(1,768)	$(23)	$(1,800)
OCI before reclassifications	—	—	(2)	(2)
Amounts reclassified from AOCI	—	5	—	5
Net current-period OCI	—	5	(2)	3
Ending balance	$(9)	$(1,763)	$(25)	$(1,797)

Three Months Ended September 30, 2022	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Beginning balance	$(8)	$(1,963)	$(21)	$(1,992)
OCI before reclassifications	—	—	(6)	(6)
Amounts reclassified from AOCI	(1)	30	—	29
Net current-period OCI	(1)	30	(6)	23
Ending balance	$(9)	$(1,933)	$(27)	$(1,969)

Nine Months Ended September 30, 2023	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Beginning balance	$(9)	$(1,725)	$(26)	$(1,760)
OCI before reclassifications	(1)	(53)	1	(53)
Amounts reclassified from AOCI	1	15	—	16
Net current-period OCI	—	(38)	1	(37)
Ending balance	$(9)	$(1,763)	$(25)	$(1,797)

Nine Months Ended September 30, 2022	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Beginning balance	$(8)	$—	$(23)	$(31)
Separation-related adjustments	—	(2,006)	—	(2,006)
OCI before reclassifications	(1)	—	(4)	(5)
Amounts reclassified from AOCI	—	73	—	73
Net current-period OCI	(1)	(1,933)	(4)	(1,938)
Ending balance	$(9)	$(1,933)	$(27)	$(1,969)
__________
(a)AOCI amounts are included in the computation of net periodic pension and OPEB cost. See Note 9 — Retirement Benefits for additional information. See our Statements of Operations and Comprehensive Income for individual components of AOCI.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Shareholders' Equity
The following table presents income tax (expense) benefit allocated to each component of our other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pension and non-pension postretirement benefit plans:
Actuarial loss reclassified to periodic benefit cost	$(3)	$(9)	$(8)	$(24)
Pension and non-pension postretirement benefit plans valuation adjustment	—	—	18	680
15. Variable Interest Entities
At September 30, 2023 and December 31, 2022, we consolidated several VIEs or VIE groups for which we are the primary beneficiary (see Consolidated VIEs below) and had significant interests in several other VIEs for which we do not have the power to direct the entities’ activities and, accordingly, we were not the primary beneficiary (see Unconsolidated VIEs below). Consolidated and unconsolidated VIEs are aggregated to the extent that the entities have similar risk profiles.
Consolidated VIEs
The table below shows the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated financial statements as of September 30, 2023 and December 31, 2022. The assets, except as noted in the footnotes to the table below, can only be used to settle obligations of the VIEs. The liabilities, except as noted in the footnotes to the table below, are such that creditors, or beneficiaries, do not have recourse to our general credit.

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$78	$51
Restricted cash and cash equivalents	47	46
Accounts receivable
Customer accounts receivable	25	20
Other accounts receivable	10	9
Inventories, net
Materials and supplies	14	12
Other current assets	1,742	549
Total current assets	1,916	687
Property, plant, and equipment, net	1,927	1,965
Other noncurrent assets	173	190
Total noncurrent assets	2,100	2,155
Total assets(a)	$4,016	$2,842

Long-term debt due within one year	$63	$60
Accounts payable	31	17
Accrued expenses	18	23
Other current liabilities	1	2
Total current liabilities	113	102
Long-term debt	714	764
Asset retirement obligations	187	173
Other noncurrent liabilities	3	3
Total noncurrent liabilities	904	940
Total liabilities(b)	$1,017	$1,042

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Variable Interest Entities
__________
(a)Our balances include unrestricted assets for current unamortized energy contract assets of $23 million and $23 million, disclosed within other current assets in the table above, noncurrent unamortized energy contract assets of $161 million and $178 million, disclosed within other noncurrent assets in the table above as of September 30, 2023 and December 31, 2022, respectively.
(b)As of September 30, 2023, our balance does not include any liabilities with recourse. Our balance includes liabilities with recourse of $1 million as of December 31, 2022.
As of September 30, 2023 and December 31, 2022, our consolidated VIEs included the following:

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Variable Interest Entities
As of September 30, 2023 and December 31, 2022, we had significant unconsolidated variable interests in several VIEs for which we were not the primary beneficiary. These interests include certain equity method investments and certain commercial agreements.
The following table presents summary information about our significant unconsolidated VIE entities:

	September 30, 2023			December 31, 2022
	Commercial Agreement VIEs	Equity Investment VIEs	Total	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$695	$—	$695	$716	$—	$716
Total liabilities(a)	72	—	72	55	—	55
Our ownership interest in VIE(a)	—	—	—	—	—	—
Other ownership interests in VIE(a)	623	—	623	661	—	661
__________
(a)These items represent amounts on the unconsolidated VIE balance sheets, not in the Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs. We do not have any exposure to loss as we do not have a carrying amount in the equity investment VIEs as of September 30, 2023 and December 31, 2022.
As of September 30, 2023 and December 31, 2022 the unconsolidated VIEs consist of:

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

	Operating revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease income	$29	$29	$46	$46
Variable lease income	73	77	197	204

	Taxes other than income taxes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross receipts(a)	$37	$39	$105	$100
Property	67	67	188	206
Payroll	39	36	108	99
__________
(a)Represent gross receipts taxes related to our retail operations. The offsetting collection of gross receipts taxes from customers is recorded in Operating revenues in the Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Supplemental Financial Information

	Other, net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory Agreement Units	$126	$61	$575	$333
Non-Regulatory Agreement Units	37	15	322	115
Net unrealized losses on NDT funds
Regulatory Agreement Units	(242)	(386)	(156)	(1,777)
Non-Regulatory Agreement Units	(123)	(225)	(78)	(1,077)
Regulatory offset to NDT fund-related activities(b)	93	262	(335)	1,160
Total decommissioning-related activities	(109)	(273)	328	(1,246)
Non-service net periodic benefit credit(c)	14	27	41	79
Net realized and unrealized gains (losses) from equity investments(d)	76	(2)	490	(27)
Return to provision adjustment(e)	(5)	26	(5)	(32)
Other(f)	24	26	65	57
Total Other, net	$—	$(196)	$919	$(1,169)
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
(d)For 2023, includes unrealized gain resulting from equity investment that became publicly traded in the second quarter of 2023 and now has a readily determinable fair value (and no longer is accounted for as an equity method investment due to lack of significant influence). We recorded the fair value of this investment in Investments on the Consolidated Balance Sheets based on quoted market price of the stock. See Note 12 — Fair Value of Financial Assets and Liabilities for additional information.
(e)This reflects amounts contractually owed to Exelon under the TMA, which is offset in Income taxes. See Note 8 — Income Taxes for additional information.
(f)Includes amounts we billed Exelon for services pursuant to the TSA. See Note 1 — Basis of Presentation for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Supplemental Financial Information
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded within our Consolidated Statements of Cash Flows.

	Depreciation, amortization, and accretion
	Nine Months Ended September 30,
	2023	2022
Property, plant, and equipment(a)	$791	$798
Amortization of intangible assets, net(a)	17	20
Amortization of energy contract assets and liabilities(b)	26	28
Nuclear fuel(c)	573	561
ARO accretion(d)	433	403
Total depreciation, amortization, and accretion	$1,840	$1,810
__________
(a)Included in Depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Included in Operating revenues or Purchased power and fuel expense in the Consolidated Statements of Operations and Comprehensive Income.
(c)Included in Purchased power and fuel expense in the Consolidated Statements of Operations and Comprehensive Income.
(d)Included in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.

	Other non-cash operating activities
	CEG Parent		Constellation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other decommissioning-related activity(a)	(330)	(116)	(330)	(116)
Energy-related options(b)	159	239	159	239
Asset impairments	71	—	71	—
Loss on sale of receivables	58	39	58	39
Amortization of operating ROU asset	57	65	57	65
Long-term incentive plan	44	35	—	—
Pension and non-pension postretirement benefit costs	36	12	36	12
Gain on sales of assets and businesses	(28)	(13)	(28)	(13)
Fair value adjustments related to gas imbalances	9	65	9	65
Prior merger commitment(c)	—	(50)	—	(50)
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
(c)Reversal of a charge related to a prior 2012 merger commitment. See Note 13 — Commitments and Contingencies for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Supplemental Financial Information
The following table provides a reconciliation of cash, restricted cash, and cash equivalents reported within our Consolidated Balance Sheets that sum to the total of the same amounts in the Consolidated Statements of Cash Flows.

	CEG Parent	Constellation
September 30, 2023
Cash and cash equivalents	$1,889	$1,888
Restricted cash and cash equivalents	88	59
Total cash, restricted cash, and cash equivalents	$1,977	$1,947

December 31, 2022
Cash and cash equivalents	$422	$403
Restricted cash and cash equivalents	106	98
Total cash, restricted cash, and cash equivalents	$528	$501

September 30, 2022
Cash and cash equivalents	$1,192	$1,131
Restricted cash and cash equivalents	111	83
Total cash, restricted cash, and cash equivalents	$1,303	$1,214
For additional information on restricted cash, see Note 1 — Basis of Presentation of our 2022 Form 10-K.
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded within our Consolidated Balance Sheets.

	Accounts payable and accrued expenses
September 30, 2023	CEG Parent	Constellation
Accounts payable	$1,317	$1,283
Compensation-related accruals(a)	$534	$440

December 31, 2022
Accounts payable	$2,828	$2,810
Compensation-related accruals(a)	$540	$502
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

Note 17 — Related Party Transactions
Operating Revenues from Affiliates
The following table presents our Operating revenues from affiliates:

Nine Months Ended September 30,
2022(a)
ComEd(b)	$58
PECO(b)	33
BGE(b)	18
PHI	51
Pepco(b)	39
DPL(b)	10
ACE(b)	2
Total operating revenues from affiliates	$160
__________
(a)Represents only January 2022 activity prior to separation on February 1, 2022.
(b)See Note 24 - Related Party Transactions of our 2022 Form 10-K for additional information on the Exelon utility subsidiaries.
Service Company Costs for Corporate Support
We received a variety of corporate support services from Exelon. Through its business services subsidiary, BSC, Exelon provided support services at cost, including legal, human resources, financial, information technology, and supply management services. The costs of BSC were directly charged or allocated to us. Certain of these services continue after the separation and are covered by the TSA. The operating and maintenance service company costs from affiliates allocated to us prior to the separation were $44 million for the nine months ended September 30, 2022. The capitalized service company costs allocated to us prior to the separation were $15 million for the nine months ended September 30, 2022.
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
Significant Transactions and Developments
Separation from Exelon
On February 21, 2021, Exelon’s Board of Directors approved a plan to separate its competitive generation and customer-facing energy businesses into a stand-alone publicly traded company (separation). Exelon completed the separation on February 1, 2022. We incurred separation costs of $18 million and $30 million for the three months ended September 30, 2023 and 2022, respectively, and $84 million and $99 million for the nine months ended September 30, 2023 and 2022, respectively, which are primarily recorded in Operating and maintenance expense. The separation costs are primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation. See Note 1 — Basis of Presentation of the Combined Notes to Consolidated Financial Statements for additional information.
Share Repurchase Program
On February 16, 2023, our Board of Directors announced a share repurchase program with a $1 billion authority without expiration. Repurchases under this program commenced in March 2023. During the three and nine months ended September 30, 2023, we repurchased from the open market 2.3 million and 8.5 million shares of our common stock for a total cost, inclusive of taxes and transaction costs, of $253 million and $756 million, respectively. See Note 14 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
Acquisition of Joint Ownership in South Texas Project
On November 1, 2023, we acquired NRG South Texas LP, which owns a 44% undivided ownership interest in the jointly owned South Texas Project Nuclear Generating Station (STP), a 2,645-megawatt, dual-unit nuclear plant located in Bay City, Texas, for a cash purchase price of $1.75 billion. This acquisition is complementary to and aligned strategically with our existing clean energy business operations. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined notes to the Consolidated Financial Statements for additional information on this acquisition.
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
The ZEC price and annual compensation cap effective for each planning year are administratively determined by the IPA. For the June 1, 2023 to May 31, 2024 planning year, the ZEC price has been established at $0.30 per ZEC, subject to an annual cap of $224 million. ZECs generated and delivered during this planning year will not exceed the annual cap, providing capacity to compensate for ZECs delivered in prior planning years in excess of the compensation cap. During the second quarter of 2023, we recognized $218 million of revenue as a receivable for ZECs delivered in prior planning years, with payment expected in the third quarter of 2024. As of September 30, 2023, this receivable is included within Customer accounts receivable, net in the Consolidated Balance Sheets.
Other Key Business Drivers
Russia and Ukraine Conflict
We are closely monitoring developments of the Russia and Ukraine conflict including United States, United Kingdom, European Union, and Canadian sanctions that may impact exports and imports of Russian nuclear fuel supply and enrichment activities, as well as the potential for Russia to limit energy deliveries. To-date, our nuclear fuel deliveries have not been affected by the Russia and Ukraine conflict. Our nuclear fuel is obtained predominantly through long-term uranium supply and service contracts. We work with a diverse set of domestic and international suppliers years in advance to procure our nuclear fuel and generally have enough nuclear fuel to support all our refueling needs for multiple years regardless of sanctions. Recognizing the potential for the continuing conflict to impact our longer-term security and cost of supply, we have entered into contracts to increase the size of our nuclear fuel inventory. We are taking this affirmative action by working with our diverse set of suppliers to ensure we can secure the nuclear fuel needed to continue to operate our nuclear fleet long-term and provide the necessary fuel to bridge potential Russian supply disruption through 2028, which is the date multiple suppliers are expected to have incremental additional capacity online. We are also continuing to work with federal policymakers and other stakeholders to facilitate the expansion of the domestic nuclear fuel cycle within the United States to improve carbon-free energy security.
Critical Accounting Policies and Estimates
Management makes a number of significant estimates, assumptions, and judgements in the preparation of our financial statements. At September 30, 2023, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2022. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in our 2022 Form 10-K for further information.
Financial Results of Operations
GAAP Results of Operations. The following table sets forth our consolidated GAAP Net Income (Loss) Attributable to Common Shareholders for the three and nine months ended September 30, 2023 compared to the same periods in 2022. For additional information regarding the financial results for the three and nine months ended September 30, 2023 and 2022 see the discussions of Results of Operations below.

	Three Months Ended September 30,		Favorable Variance	Nine Months Ended September 30,		Favorable Variance
	2023	2022		2023	2022
GAAP Net Income (Loss) Attributable to Common Shareholders	$731	$(188)	$919	$1,660	$(194)	$1,854
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

The following table provides a reconciliation between Net Income (Loss) Attributable to Common Shareholders as determined in accordance with GAAP and Adjusted EBITDA (non-GAAP) for the three and nine months ended September 30, 2023 compared to the same periods in 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income (Loss) Attributable to Common Shareholders	$731	$(188)	$1,660	$(194)
Income Taxes(a)	209	(149)	682	(472)
Depreciation and Amortization	266	262	808	818
Interest Expense, Net	82	75	292	187
Unrealized (Gain) Loss on Fair Value Adjustments(b)	(215)	550	(344)	645
Asset Impairments	71	—	71	—
Plant Retirements and Divestitures	—	5	(28)	(3)
Decommissioning-Related Activities(c)	79	88	(277)	1,126
Pension & OPEB Non-Service Credits	(14)	(27)	(41)	(85)
Separation Costs(d)	18	30	84	99
Acquisition-Related Costs	—	—	2	—
ERP System Implementation Costs(e)	5	5	20	16
Change in Environmental Liabilities	13	3	29	12
Prior Merger Commitment(f)	—	(50)	—	(50)
Noncontrolling Interests(g)	(46)	(12)	(70)	(37)
Adjusted EBITDA (non-GAAP)	$1,199	$592	$2,888	$2,062
__________
(a)Includes amounts contractually owed to Exelon under the TMA reflected in Other, net.
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
(e)Reflects costs related to a multi-year ERP system implementation.
(f)Reversal of a charge related to a 2012 merger commitment.
(g)Represents elimination from results for the noncontrolling interests related to certain adjustments.

Results of Operations

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
Operating revenues	$6,111	$6,051	$60	$19,122	$17,107	$2,015
Operating expenses
Purchased power and fuel	3,367	4,695	1,328	11,983	11,754	(229)
Operating and maintenance	1,353	989	(364)	4,263	3,466	(797)
Depreciation and amortization	266	262	(4)	808	818	10
Taxes other than income taxes	148	145	(3)	419	415	(4)
Total operating expenses	5,134	6,091	957	17,473	16,453	(1,020)
(Loss) gain on sales of assets and businesses	—	(1)	1	28	13	(15)
Operating income (loss)	977	(41)	1,018	1,677	667	1,010
Other income and (deductions)
Interest expense, net	(82)	(75)	(7)	(292)	(187)	(105)
Other, net	—	(196)	196	919	(1,169)	2,088
Total other income and (deductions)	(82)	(271)	189	627	(1,356)	1,983
Income (loss) before income taxes	895	(312)	1,207	2,304	(689)	2,993
Income taxes	205	(123)	(328)	677	(504)	(1,181)
Equity in losses of unconsolidated affiliates	—	(4)	4	(11)	(10)	(1)
Net income (loss)	690	(193)	883	1,616	(195)	1,811
Net loss attributable to noncontrolling interests	(41)	(5)	(36)	(44)	(1)	(43)
Net income (loss) attributable to common shareholders	$731	$(188)	$919	$1,660	$(194)	1,854
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. The variance in Net income (loss) attributable to common shareholders was favorable by $919 million primarily due to:
•Favorable market and portfolio conditions primarily driven by higher realized margins on load contracts and generation-to-load optimization;
•Favorable mark-to-market activity and other fair value adjustments;
•Favorable net realized and unrealized NDT activity; and
•Favorable impact of net realized and unrealized equity investment activity.
The favorable items were partially offset by:
•Impact of our annual update to the nuclear ARO for Non-Regulatory Agreement Units;
•Higher labor, contracting and materials; and
•Lower ZEC revenues primarily driven by lower Illinois ZEC prices in the current planning year.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. The variance in Net income (loss) attributable to common shareholders was favorable by $1,854 million primarily due to:
•Favorable net realized and unrealized NDT activity;
•Favorable market and portfolio conditions primarily driven by higher realized margins on load contracts and generation-to-load optimization;
•Unrealized gains resulting from an investment that became a publicly traded company in the second quarter of 2023;
•Favorable mark-to-market activity and other fair value adjustments; and
•Higher ZEC revenues primarily driven by revenue recognized for ZECs delivered under the Illinois ZEC program in prior planning years.
The favorable items were partially offset by:
•Higher labor, contracting and materials;
•Lower capacity revenues;
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

For the three and nine months ended September 30, 2023 compared to 2022, Operating revenues by region were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Variance	% Change(a)	2023	2022	Variance	% Change(a)
Mid-Atlantic	$1,411	$1,659	$(248)	(14.9)%	$3,854	$3,967	$(113)	(2.8)%
Midwest	1,117	1,047	70	6.7%	3,479	3,345	134	4.0%
New York	512	423	89	21.0%	1,518	1,178	340	28.9%
ERCOT	559	490	69	14.1%	1,056	1,210	(154)	(12.7)%
Other Power Regions	1,592	1,936	(344)	(17.8)%	4,495	5,189	(694)	(13.4)%
Total electric revenues	5,191	5,555	(364)	(6.6)%	14,402	14,889	(487)	(3.3)%
Other	743	1,177	(434)	(36.9)%	3,403	4,117	(714)	(17.3)%
Mark-to-market gains (losses)	177	(681)	858		1,317	(1,899)	3,216
Total Operating revenues	$6,111	$6,051	$60	1.0%	$19,122	$17,107	$2,015	11.8%
__________
(a)% Change in mark-to-market is not a meaningful measure.

Sales and Supply Sources. Our sales and supply sources by region are summarized below:

	Three Months Ended September 30,				Nine Months Ended September 30,
Supply Source (GWhs)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Nuclear Generation(a)
Mid-Atlantic	13,654	13,540	114	0.8%	39,672	39,272	400	1.0%
Midwest	24,023	24,275	(252)	(1.0)%	69,975	71,079	(1,104)	(1.6)%
New York	6,448	5,979	469	7.8%	18,837	18,563	274	1.5%
Total Nuclear Generation	44,125	43,794	331	0.8%	128,484	128,914	(430)	(0.3)%
Natural Gas, Oil, and Renewables
Mid-Atlantic	361	230	131	57.0%	1,466	1,573	(107)	(6.8)%
Midwest	155	126	29	23.0%	715	774	(59)	(7.6)%
ERCOT	5,146	4,987	159	3.2%	12,286	10,873	1,413	13.0%
Other Power Regions	1,929	2,401	(472)	(19.7)%	6,544	7,179	(635)	(8.8)%
Total Natural Gas, Oil, and Renewables	7,591	7,744	(153)	(2.0)%	21,011	20,399	612	3.0%
Purchased Power
Mid-Atlantic	6,166	6,508	(342)	(5.3)%	13,615	12,164	1,451	11.9%
Midwest	104	74	30	40.5%	726	425	301	70.8%
ERCOT	1,612	705	907	128.7%	4,561	2,855	1,706	59.8%
Other Power Regions	13,221	13,869	(648)	(4.7)%	32,875	39,964	(7,089)	(17.7)%
Total Purchased Power	21,103	21,156	(53)	(0.3)%	51,777	55,408	(3,631)	(6.6)%
Total Supply/Sales by Region
Mid-Atlantic	20,181	20,278	(97)	(0.5)%	54,753	53,009	1,744	3.3%
Midwest	24,282	24,475	(193)	(0.8)%	71,416	72,278	(862)	(1.2)%
New York	6,448	5,979	469	7.8%	18,837	18,563	274	1.5%
ERCOT	6,758	5,692	1,066	18.7%	16,847	13,728	3,119	22.7%
Other Power Regions	15,150	16,270	(1,120)	(6.9)%	39,419	47,143	(7,724)	(16.4)%
Total Supply/Sales by Region	72,819	72,694	125	0.2%	201,272	204,721	(3,449)	(1.7)%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Nuclear fleet capacity factor	97.2%	96.4%	94.1%	94.5%
Refueling outage days	20	5	200	147
Non-refueling outage days	10	26	44	51

ZEC Prices. We are compensated through state programs for the carbon-free attributes for certain of our nuclear generation. ZEC programs are a significant contributor to our total operating revenues. The following table includes the average ZEC reference prices ($/MWh) for each of our major regions in which state programs have been enacted. Prices reflect the weighted average price for the various delivery periods within the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,				Nine Months Ended September 30,
State (Region)(a)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
New Jersey (Mid-Atlantic)(b)	$10.00	$9.88	$0.12	1.2%	$9.93	$9.95	$(0.02)	(0.2)%
Illinois (Midwest)(c)	0.30	12.01	(11.71)	(97.5)%	6.81	14.50	(7.69)	(53.0)%
New York (New York)	18.27	21.38	(3.11)	(14.5)%	19.31	21.38	(2.07)	(9.7)%
__________
(a)The Salem, Clinton, Quad Cities, FitzPatrick, Ginna, and NMP plants are receiving payments under their respective state programs.
(b)The ZEC price is expected to be $10.00/MWh for each delivery period and is subject to an annual update once full year generation is known. Following the latest annual update, on August 16, 2023 the ZEC price for the delivery period beginning June 1, 2022 through May 31, 2023 was calculated to be $9.88.
(c)See Note 4 — Revenue from Contracts with Customers of the Combined Notes to Consolidated Financial Statements for additional information on the Illinois ZEC program.
Illinois CMC Price. The price received (paid) for each CMC is determined by the IPA monthly and is based on the accepted CMC bid, less the sum of (a) monthly weighted average PJM Busbar price, (b) ComEd zone capacity price and (c) any federal tax credit or subsidy received and is subject to a customer protection cap ($30.30 per MWh for initial delivery period June 1, 2022 through May 31, 2023 and $32.50 per MWh for the period June 1, 2023 through May 31, 2024). If the monthly CMC price per MWh calculation results in a net positive value, ComEd will multiply that value by the delivered quantity and pay the total to us. If the CMC price per MWh calculation results in a net negative value, we will multiply this value by the delivered quantity and pay the net value to ComEd. The average CMC prices per MWh were $2.12 and ($51.70) for the three months ended September 30, 2023 and 2022, respectively and $3.54 and ($51.85) for the nine months ended September 30, 2023 and 2022, respectively. See Note 3 - Regulatory Matters of our 2022 Form 10-K for additional information on the Illinois CMC program.
Capacity Prices. We participate in capacity auctions in each of our major regions, except ERCOT which does not have a capacity market. We also incur capacity costs associated with load served, which are factored into customer sales prices. Capacity prices have a significant impact on our operating revenues and purchased power and fuel expense. We report capacity on a net monthly basis within each region in either Operating revenues or Purchased power and fuel, depending on our net monthly position. The following table presents the average capacity reference prices ($/MW Day) for each of our major regions. Prices reflect the weighted average prices for the various auction periods within the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,				Nine Months Ended September 30,
Location (Region)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Eastern Mid-Atlantic Area Council (Mid-Atlantic)	$49.49	$97.86	$(48.37)	(49.4)%	$76.36	$135.57	$(59.21)	(43.7)%
ComEd (Midwest)	34.13	68.96	(34.83)	(50.5)%	53.48	139.29	(85.81)	(61.6)%
Rest of State (New York)	199.89	108.22	91.67	84.7%	147.48	89.67	57.81	64.5%
Southeast New England (Other)	66.67	126.67	(60.00)	(47.4)%	100.00	142.06	(42.06)	(29.6)%
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

	Three Months Ended September 30,				Nine Months Ended September 30,
Location (Region)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
PJM West (Mid-Atlantic)	$33.31	$90.43	$(57.12)	(63.2)%	$31.95	$74.33	$(42.38)	(57.0)%
ComEd (Midwest)	30.85	81.99	(51.14)	(62.4)%	26.75	62.90	(36.15)	(57.5)%
Central (New York)	29.58	74.96	(45.38)	(60.5)%	26.85	60.89	(34.04)	(55.9)%
North (ERCOT)	129.60	97.58	32.02	32.8%	64.41	68.47	(4.06)	(5.9)%
Southeast Massachusetts (Other)(a)	33.45	86.27	(52.82)	(61.2)%	38.15	89.01	(50.86)	(57.1)%
__________
(a)Reflects New England, which comprises the majority of the activity in the Other region.

For the three and nine months ended September 30, 2023 compared to 2022, changes in Operating revenues by region were approximately as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	Variance	% Change(a)	Description	Variance	% Change(a)	Description
Mid-Atlantic	(248)	(14.9)%	• unfavorable settled economic hedges of ($200) due to settled prices relative to hedged prices • unfavorable retail load revenue of ($50) primarily due to lower contracted energy prices	(113)	(2.8)%
• unfavorable settled economic hedges of ($380) due to settled prices relative to hedged prices; partially offset by
 • favorable wholesale load revenue of $285 primarily due to higher contracted energy prices and higher
volumes

	Three Months Ended September 30			Nine Months Ended September 30
	Variance	% Change(a)	Description	Variance	% Change(a)	Description
Midwest	70	6.7%	• favorable net generation revenue and CMC activity of $175 primarily due to our generation volume and realized prices relative to our purchased power to supply load • favorable settled economic hedges of $55 due to settled prices relative to hedged prices; partially offset by • unfavorable wholesale load revenue of ($90) primarily due to lower volumes • unfavorable ZEC revenue of ($55) primarily due to a decrease in the ZEC price in current planning year • unfavorable retail load revenue of ($30) primarily due to lower contracted energy prices partially offset by higher load volumes	134	4.0%
 • favorable ZEC revenue of $140 primarily due to revenue recognized for Illinois ZECs delivered in prior planning years partially offset by a decrease in the ZEC price in current planning year
• favorable settled economic hedges
of $90 due to settled prices relative to hedged prices
• favorable retail load revenue of $25 primarily due to higher load volumes, partially offset by lower contracted energy prices; partially offset by
• unfavorable net generation and wholesale load revenue of ($175)
primarily due to lower nuclear generation and lower load volumes, partially offset by CMC program activity and net capacity revenue

New York	89	21.0%	• favorable settled economic hedges of $100 due to settled prices relative to hedged prices • favorable retail load revenue of $35 primarily due to higher contracted energy prices; partially offset by • unfavorable net generation revenue of ($40) primarily due to lower energy prices partially offset by higher nuclear generation	340	28.9%
 • favorable settled economic hedges
of $360 due to settled prices relative to hedged prices
• favorable retail load revenue of $80 primarily due to higher contracted energy prices; partially offset by
• unfavorable net generation revenue of
($110) primarily due to lower energy prices

ERCOT	69	14.1%	• favorable wholesale load revenue of $180 primarily due to higher volumes; partially offset by • unfavorable settled economic hedges of ($130) due to settled prices relative to hedged prices	(154)	(12.7)%	• unfavorable settled economic hedges of ($460) due to settled prices relative to hedged prices; partially offset by • favorable wholesale load revenue of $295 primarily due to higher volumes

	Three Months Ended September 30			Nine Months Ended September 30
	Variance	% Change(a)	Description	Variance	% Change(a)	Description
Other Power Regions	(344)	(17.8)%	• unfavorable settled economic hedges of ($270) due to settled prices relative to hedged prices • unfavorable wholesale load revenue of ($100) primarily due to lower volumes; partially offset by • favorable retail load revenue of $30 primarily due to higher contracted energy prices	(694)	(13.4)%
• unfavorable settled economic hedges of ($730) due to settled prices relative to hedged prices
• unfavorable wholesale load revenue of ($140) primarily due to lower volumes; partially offset by
• favorable retail load revenue of $170 primarily due to higher contracted energy prices

Other	(434)	(36.9)%	• unfavorable gas revenue, including settled economic hedges, of ($460) primarily due to lower gas prices; partially offset by • favorable energy revenue of $35 primarily due to higher energy prices	(714)	(17.3)%	• unfavorable gas revenue, including settled economic hedges, of ($785) primarily due to lower gas prices; partially offset by • favorable energy revenue of $65 primarily due to higher energy prices
Mark-to-market(b)	858		• gains on economic hedging activities of $177 in 2023 compared to losses of ($681) in 2022	3,216		• gains on economic hedging activities of $1,317 in 2023 compared to losses of ($1,899) in 2022
Total	$60	1.0%		$2,015	11.8%
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

For the three and nine months ended September 30, 2023 compared to 2022, Purchased power and fuel expense by region were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Variance	% Change(a)	2023	2022	Variance	% Change(a)
Mid-Atlantic	$667	$1,104	$437	39.6%	$1,696	$2,355	$659	28.0%
Midwest	339	475	136	28.6%	1,038	1,335	297	22.2%
New York	195	156	(39)	(25.0)%	621	351	(270)	(76.9)%
ERCOT	352	424	72	17.0%	633	975	342	35.1%
Other Power Regions	1,161	1,679	518	30.9%	3,594	4,479	885	19.8%
Total electric purchased power and fuel	2,714	3,838	1,124	29.3%	7,582	9,495	1,913	20.1%
Other	613	1,014	401	39.5%	2,947	3,587	640	17.8%
Mark-to-market losses (gains)	40	(157)	(197)		1,454	(1,328)	(2,782)
Total Purchased power and fuel	$3,367	$4,695	$1,328	28.3%	$11,983	$11,754	$(229)	(1.9)%
__________
(a)% Change in mark-to-market is not a meaningful measure.

For the three and nine months ended September 30, 2023 compared to 2022, changes in Purchased power and fuel expense by region were approximately as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	Variance	% Change(a)	Description	Variance	% Change(a)	Description
Mid-Atlantic	$437	39.6%	• favorable purchased power and net capacity impact of $490 primarily due to lower energy prices and higher nuclear generation partially offset by lower capacity prices earned; partially offset by • unfavorable environmental products activity of ($75) primarily due to higher REC prices	$659	28.0%
• favorable purchased power and net capacity impact of $815 primarily due to lower energy prices partially offset by lower capacity prices earned; partially offset by
• unfavorable environmental
products activity of ($115) primarily due to higher load served and higher REC prices
• unfavorable settlement of economic hedges of ($45) due to settled prices relative to hedged prices

Midwest	136	28.6%	• favorable cost associated with power delivery and net capacity impact of $135 primarily due to lower energy prices partially offset by lower capacity prices earned	297	22.2%	• favorable cost associated with power delivery and net capacity impact of $325 primarily due to lower energy prices partially offset by lower capacity prices earned
New York	(39)	(25.0)%	• unfavorable settlement of economic hedges of ($35) due to settled prices relative to hedged prices	(270)	(76.9)%
 • unfavorable settlement of economic hedges of ($360) due to settled prices relative to hedged prices; partially offset by
• favorable cost associated with power delivery and net capacity impact of $95 primarily due to lower energy prices and higher capacity prices earned

ERCOT	72	17.0%	• favorable settlement of economic hedges of $150 due to settled prices relative to hedged prices • favorable fuel cost of $35 primarily due to lower gas prices; partially offset by • unfavorable purchased power of ($105) primarily due to higher energy prices and higher load served	342	35.1%
• favorable settlement of economic hedges of $210 due to settled prices relative to hedged prices
• favorable fuel cost of $75 primarily due to lower gas prices partially offset by higher generation
• favorable purchased power of $70 primarily due to lower energy prices and higher generation partially offset by higher load served

	Three Months Ended September 30			Nine Months Ended September 30
	Variance	% Change(a)	Description	Variance	% Change(a)	Description
Other Power Regions	518	30.9%	• favorable purchased power and fuel of $920 primarily due to lower energy prices and lower load served; partially offset by • unfavorable settlement of economic hedges of ($405) due to settled prices relative to hedged prices	885	19.8%
 • favorable purchased power and fuel of $2,505 primarily due to lower energy prices and lower load served; partially offset by
• unfavorable settlement of economic hedges of ($1,600) due to settled prices relative to hedged prices

Other	401	39.5%	• favorable net gas purchase costs and settlement of economic hedges of $430 primarily due to lower gas prices; partially offset by • unfavorable energy purchases of ($55) primarily due to higher energy prices	640	17.8%
 • favorable net gas purchase costs and settlement of economic hedges of $620 primarily due to lower gas prices
• favorable fair value adjustment related to gas imbalances of $50; partially offset by
• unfavorable energy purchases of ($30)
primarily due to higher energy prices

Mark-to-market(b)	(197)		• losses on economic hedging activities of ($40) in 2023 compared to gains of $157 in 2022	(2,782)		• losses on economic hedging activities of ($1,454) in 2023 compared to gains of $1,328 in 2022
Total	$1,328	28.3%		$(229)	(1.9)%
.__________
(a)% Change in mark-to-market is not a meaningful measure.
(b)See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on mark-to-market gains and losses.
For the three and nine months ended September 30, 2023 compared to 2022, changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30	Nine Months Ended September 30
	(Decrease) Increase	(Decrease) Increase
Labor, contracting, and materials(a)	$93	$309
Decommissioning-related activities(b)	155	171
Nuclear refueling outage costs, including the co-owned Salem generating units	15	109
Asset impairments	71	71
Prior merger commitment(c)	50	50
Insurance, IT & Travel	18	46
Credit loss expense	(3)	24
Other	(35)	17
Total increase	$364	$797
__________
(a)Primarily reflects increased employee-related costs, including labor and other incentives.

(b)Primarily reflects a decreased benefit related to the annual nuclear ARO update for non-regulatory units.
(c)Reflects absence of a prior year gain recognized as a reversal of charge related to a 2012 merger commitment. See Note 13 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information.

Interest expense, net increased for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to the issuance of senior notes and tax exempt bonds, increased fees and interest on short term borrowings, and changes in the 13-week Treasury rate for our SNF obligation. See Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on our senior notes and tax-exempt bonds. See Note 17 — Debt and Credit Agreements of our 2022 Form 10-K for additional information on our short-term borrowings. See Note 19 — Commitments and Contingencies of our 2022 Form 10-K for additional information on our SNF obligation.
Other, net was favorable for the three and nine months ended September 30, 2023 compared to the same period in 2022, due to activity described in the table below:

	Other, net
	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unfavorable) Favorable		(Unfavorable) Favorable
	2023	2022	2023	2022
Decommissioning-related activities(a)	$(109)	$(273)	$328	$(1,246)
Non-service net periodic benefit credit(b)	14	27	41	79
Net realized and unrealized gains (losses) from equity investments(c)	76	(2)	490	(27)
Return to provision adjustment(d)	(5)	26	(5)	(32)
Other(e)	24	26	65	57
Other, net	$—	$(196)	$919	$(1,169)
_________
(a)Includes net realized and net unrealized gains (losses) on NDT fund investments, the elimination of decommissioning-related activities, and the elimination of income taxes related to all NDT fund activity for the Regulatory Agreement Units. See Note 7 — Nuclear Decommissioning and Note 16 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements for additional information.
(b)Prior to separation, we were allocated our portion of pension and OPEB non-service credits (costs) from Exelon, which was included in Operating and maintenance expense. Effective February 1, 2022, the non-service credit (cost) components are included in Other, net, in accordance with single employer plan accounting. See Note 9 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements for additional information.
(c)For 2023, includes unrealized gain resulting from equity investment that became publicly traded in the second quarter of 2023 and now has a readily determinable fair value (and no longer is accounted for as an equity method investment due to lack of significant influence). We recorded the fair value of this investment in Investments on the Consolidated Balance Sheets based on quoted market price of the stock. See Note 12 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements for additional information.
(d)This reflects amounts contractually owed to Exelon under the TMA, which is offset in Income taxes.
(e)Includes amounts we billed Exelon for services pursuant to the TSA. See Note 1 — Basis of Presentation of the Combined Notes to Consolidated Financial Statements for additional information.

Effective income tax rates were 22.9% and 39.4% for the three months ended September 30, 2023 and 2022, respectively, and 29.4% and 73.1% for the nine months ended September 30, 2023 and 2022, respectively. We do not expect the effective tax rate to deviate from the statutory tax rate with the exception of realized and unrealized gains and losses of the nuclear decommissioning trust funds. In 2022, the rate was also impacted by one-time adjustments. See Note 8 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
Net income attributable to noncontrolling interests primarily relates to CRP for the three and nine months ended September 30, 2023 and 2022.

Liquidity and Capital Resources
All results included throughout the liquidity and capital resources section are presented on a GAAP basis.
Our operating and capital expenditures requirements are provided by internally generated cash flows from operations, the sale of certain receivables, as well as funds from external sources in the capital markets and through bank borrowings. Our business is capital intensive and requires considerable capital resources. We annually evaluate our financing plan and credit line sizing, focusing on maintaining our investment grade ratings while meeting our cash needs to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension and OPEB obligations, and invest in new and existing ventures. A broad spectrum of financing alternatives beyond the core financing options can be used to meet our needs and fund growth, including monetizing assets in the portfolio via project financing, asset sales, and the use of other financing structures (e.g. joint ventures, minority partners, etc.). Our access to external financing on reasonable terms depends on our credit ratings and current overall capital market business conditions. If these conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to credit facilities with aggregate bank commitments of $5.9 billion. We utilize our credit facilities to support our commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See the “Credit Matters and Cash Requirements” section below for additional information. We expect cash flows to be sufficient to meet operating expenses, financing costs, and capital expenditure requirements. See Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on our debt and credit agreements.
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
As of September 30, 2023, the TMI Unit 1 NDT is fully funded under the SAFSTOR scenario that is the planned decommissioning option, as described in the TMI Unit 1 PSDAR filed with the NRC on April 5, 2019. See Liquidity and Capital Resources — NRC Minimum Funding Requirements of our 2022 Form 10-K for information regarding the risk of additional financial assurance for shutdown units.
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
The following table provides a summary of the change in cash flows from operating activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
Cash flows from operating activities	2023	2022	Change
Net income (loss)	$1,616	$(195)	$1,811
Adjustments to reconcile net income (loss) to cash:
Changes in working capital and other noncurrent assets and liabilities(a)	(5,109)	(2,899)	(2,210)
Collateral (posted) received, net	(222)	766	(988)
Option premiums paid, net	(36)	(163)	127
Pension and non-pension postretirement benefit contributions	(46)	(229)	183
Total non-cash operating activities(b)	1,678	2,789	(1,111)
Net cash flows (used in) provided by operating activities	$(2,119)	$69	$(2,188)
_________
(a)Includes changes in Accounts receivable, Receivables from and payables to affiliates, Inventories, Accounts payable and accrued expenses, Income taxes, and Other assets and liabilities.
(b)See the Consolidated Statements of Cash Flows for details of non-cash operating activities, includes Depreciation, amortization, and accretion, Deferred income taxes and amortization of ITCs, Net fair value changes related to derivatives, and Net realized and unrealized activity associated with NDTs and equity investments. See Note 16 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements for additional information on the Other non-cash operating activities line.
Changes in our cash flows from operations were generally consistent with changes in results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. In addition, significant operating cash flow impacts for the nine months ended September 30, 2023 and 2022 were as follows:
•A net increase in cash outflows for changes in working capital and other noncurrent assets and liabilities primarily relates to a decrease in Accounts payable and accrued expenses, primarily driven by lower gas prices and a decrease in ComEd CMC program activity for the current year. This was partially offset by a decrease in Accounts receivable, mainly driven by higher contracted prices and volumes at year end 2022 including the impact of the December 2022 weather event. Additionally, there was a decrease in Other assets and liabilities, primarily driven by an increase in cash collections applied to DPP due to a decrease in the drawn Facility balance in 2023 compared to 2022. See Note 6 — Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information on accounts receivable.
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
•Decrease in cash outflows for pension and non-pension postretirement benefit contributions is primarily due to our annual qualified pension contribution of $21 million and $192 million made in July 2023 and February 2022, respectively. See Note 9 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements for additional information on pension and non-pension postretirement benefit plans.

Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
Cash flows from investing activities	2023	2022	Change
Collection of DPP, net	$4,058	$3,095	$963
Investment in NDT funds, net	(153)	(178)	25
Proceeds from sales of assets and businesses	24	41	(17)
Capital expenditures	(1,735)	(1,090)	(645)
Other investing activities	(15)	3	(18)
Net cash flows provided by investing activities	$2,179	$1,871	$308
Significant investing cash flow impacts for the nine months ended September 30, 2023 and 2022 were as follows:
•Collection of DPP, net increased primarily due to the increased cash collections applied to DPP as a result of a decrease in the drawn Facility balance in 2023 compared to 2022. In addition, more cash collections were reinvested in the Facility in 2023. See Note 6 — Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information.
•Increase in capital expenditures are primarily due to the timing of cash expenditures for capital projects. See Liquidity and Capital Resources — Credit Matters and Cash Requirements of our 2022 Form 10-K for information for additional information on projected capital expenditure spending.
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
Cash flows from financing activities	2023	2022	Change
Long-term debt, net	$3,042	$(1,392)	$4,434
Changes in short-term borrowings, net	(632)	(1,389)	757
Dividends paid on common stock	(277)	(139)	(138)
Repurchases of common stock	(750)	—	(750)
Contributions from Exelon	—	1,750	(1,750)
Other financing activities	6	(43)	49
Net cash flows provided by (used in) financing activities	$1,389	$(1,213)	$2,602
Significant financing cash flow impacts for the nine months ended September 30, 2023 and 2022 were as follows:
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
Dividends
Quarterly dividends declared by our Board of Directors during the nine months ended September 30, 2023 and for the fourth quarter of 2023 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share
First Quarter of 2023	February 15, 2023	February 27, 2023	March 10, 2023	$0.282
Second Quarter of 2023	April 25, 2023	May 12, 2023	June 9, 2023	$0.282
Third Quarter of 2023	August 1, 2023	August 14, 2023	September 8, 2023	$0.282
Fourth Quarter of 2023	November 1, 2023	November 17, 2023	December 8, 2023	$0.282
Credit Matters and Cash Requirements
We fund liquidity needs for capital expenditures, working capital, energy hedging and other financial commitments through cash flows from operations, public debt offerings, commercial paper markets and large, diversified credit facilities. As of September 30, 2023, we have access to facilities with aggregate bank commitments of $5.9 billion. We had access to the commercial paper markets and had availability under our revolving credit facilities during the third quarter of 2023 to fund our short-term liquidity needs, when necessary. We routinely review the sufficiency of our liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. We closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I, ITEM 1A. RISK FACTORS of our 2022 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
We believe our cash flow from operating activities, access to credit markets and our credit facilities provide sufficient liquidity to support the estimated future cash requirements discussed below.
If we had lost our investment grade credit rating as of September 30, 2023, we would have been required to provide incremental collateral estimated to be approximately $1.9 billion to meet collateral obligations for derivatives, non-derivatives, NPNS, and applicable payables and receivables, net of the contractual right of offset under master netting agreements. A loss of investment grade credit rating would have required a significant reduction in credit ratings from their current levels of BBB and Baa2 at S&P and Moody's, respectively, to BB+ and Ba1 or below. As of September 30, 2023, we had $4.1 billion of available capacity and $1.9 billion of cash on hand. In the event of a credit downgrade below investment grade and a resulting requirement to provide incremental collateral exceeding our available capacity and cash on hand, we could be required to access additional liquidity through the capital markets. See Note 10 — Derivative Financial Instruments and Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
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
Cash Requirements for Other Financial Commitments
On November 1, 2023, we acquired NRG South Texas LP for a cash purchase price of $1.75 billion. We used the proceeds from the third quarter 2023 senior note issuances in the aggregate principal amount of $1.4 billion, together with available cash balances, to fund the acquisition. See Note 2 — Mergers, Acquisitions, and Dispositions and Note 11 — Debt and Credit Agreements of the Combined notes to the Consolidated Financial Statements for additional information on this acquisition.
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
Our credit ratings from S&P and Moody's are BBB and Baa2, respectively, as of September 30, 2023 and have not changed during the nine months ended September 30, 2023.

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
Electricity available from our owned or contracted generation supply in excess of our obligations to customers is sold into the wholesale markets. To reduce commodity price risk caused by market fluctuations, we enter into non-derivative contracts as well as derivative contracts, including swaps, futures, forwards, and options, with approved counterparties to hedge anticipated exposures. We use derivative instruments as economic hedges to mitigate exposure to fluctuations in commodity prices. We expect the settlement of the majority of our economic hedges will occur during 2023 through 2026.
In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on owned and contracted generation positions that have not been hedged. For merchant revenues not already hedged via comprehensive state programs, such as the CMC in Illinois, historically we have used a three-year ratable sales plan to align our hedging strategy with our financial objectives. As a result, our prompt three-year merchant revenues have been hedged on an approximate rolling 90%/60%/30% basis. We may also enter into transactions that are outside of this ratable hedging program. As of September 30, 2023, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York, and ERCOT reportable segments is 97%-100% and 80%-83% for 2023 and 2024, respectively. Going forward, we will continue to be proactive in managing our overall portfolio exposure to commodity risk, but will also manage our generation portfolio through the nuclear PTC, which, starting in 2024, provides downside commodity price protection for our nuclear units. Like our traditional hedging program, the nuclear PTC is an important tool in managing commodity risk.
Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for our entire economic hedge portfolio associated with a $5.00/MWh reduction in the annual average around-the-clock energy price based on September 30, 2023 market conditions and hedged position would have no change on the pre-tax net income for 2023 and a decrease in pre-tax net income of approximately $153 million for 2024.

See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Fuel Procurement
We procure natural gas through long-term and short-term contracts and spot-market purchases. Nuclear fuel assemblies are obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services, or a combination thereof, including contracts sourced from Russia, and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make our procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. We engage a diverse set of suppliers to ensure we can secure the nuclear fuel needed to continue to operate our nuclear fleet long-term. Approximately 55% of our uranium concentrate requirements for the remainder of 2023 through 2028 are supplied by three suppliers. To-date, we have not experienced any counterparty credit risk associated with these suppliers stemming from the Russia and Ukraine conflict. In the event of non-performance by these or other suppliers, we believe that replacement uranium concentrate can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Geopolitical developments, including the Russia and Ukraine conflict and United States, United Kingdom, European Union, and Canadian sanctions against Russia, have the potential to impact delivery from multiple suppliers in the international uranium processing industry. Non-performance by these counterparties could have a material adverse impact on our consolidated financial statements. To-date, we have not experienced any delivery or non-performance issues from our suppliers, nor any degradation in the quality of fuel we have received, and we are closely monitoring developments from the conflict. See ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Other Key Business Drivers for more information on the Russia and Ukraine conflict.
Trading and Non-Trading Marketing Activities
The following table detailing our trading and non-trading marketing activities is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers.
The following table provides detail on changes in our commodity mark-to-market net asset or liability balance sheet position from December 31, 2022 to September 30, 2023. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings. This table excludes all NPNS contracts and does not segregate proprietary trading activity. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market energy contract net assets recorded as of September 30, 2023 and December 31, 2022.

	Mark-to-market Energy Contract Net Assets
Balance as of December 31, 2022	$1,046	(a)
Total change in fair value during 2023 of contracts recorded in result of operations	(1,427)
Reclassification to realized at settlement of contracts recorded in results of operations	1,295
Changes in allocated collateral	238
Net option premium paid	36
Option premium amortization	(159)
Upfront payments and amortizations(b)	(262)
Foreign currency translation	(2)
Balance as of September 30, 2023	$765	(a)
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

	Maturities Within						Total Fair Value
	2023	2024	2025	2026	2027	2028 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$38	$60	$108	$51	$13	$(5)	$265
Prices provided by external sources (Level 2)	(155)	79	125	72	(1)	(1)	119
Prices based on model or other valuation methods (Level 3)	256	114	36	(23)	(8)	6	381
Total	$139	$253	$269	$100	$4	$—	$765
__________
(a)Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in the results of operations.
(b)Amounts are shown net of collateral paid/(received) from counterparties (and offset against mark-to-market assets and liabilities) of $1,136 million at September 30, 2023.
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

RTOs and ISOs
We participate in all, or some, of the established, wholesale spot energy markets that are administered by PJM, ISO-NE, NYISO, CAISO, MISO, SPP, AESO, OIESO, and ERCOT. ERCOT is not subject to regulation by FERC but performs a similar function in Texas to that performed by RTOs in markets regulated by FERC. In these areas, power is traded through bilateral agreements between buyers and sellers and on the spot energy markets that are administered by the RTOs or ISOs, as applicable. In areas where there is no spot energy market, electricity is purchased and sold solely through bilateral agreements. For sales into the spot markets administered by an RTO or ISO, the RTO or ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the RTOs and ISOs may, under certain circumstances, require that losses arising from the default of one member on spot energy market transactions be shared by the remaining participants. Non-performance or non-payment by a major member of the ISO could result in a material adverse impact on our consolidated financial statements.
Exchange Traded Transactions
We enter into commodity transactions on NYMEX, ICE, NASDAQ, NGX, and Nodal Exchange (each an Exchange and, collectively, Exchanges). The Exchange clearinghouses act as the counterparty to each trade. Transactions on the Exchanges must adhere to comprehensive collateral and margining requirements. As a result, transactions on Exchanges are significantly collateralized and have limited counterparty credit risk.
Interest Rate and Foreign Exchange Risk
We use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. We may also utilize interest rate swaps to manage our interest rate exposure. A hypothetical 50 basis point increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would not result in a material decrease in our pre-tax income for the nine months ended September 30, 2023. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, we utilize foreign currency derivatives, which are typically designated as economic hedges. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Equity Price Risk
We maintain trust funds, as required by the NRC, to fund the costs of decommissioning our nuclear plants. Our NDT funds are reflected at fair value in the Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate us for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. We actively monitor the investment performance of the trust funds and periodically review asset allocations in accordance with our NDT fund investment policy. A hypothetical 25 basis points increase in interest rates and 10% decrease in equity prices would result in a $695 million reduction in the fair value of the trust assets as of September 30, 2023. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See Liquidity and Capital Resources section of ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
During the third quarter of 2023, our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in periodic reports that we file or submit with the SEC. These disclosure controls and procedures have been designed to ensure that (a) information relating to our consolidated subsidiaries, is accumulated and made known to our management, including our principal executive officer and principal financial officer, by other employees as appropriate to allow timely decisions regarding required disclosure, and

(b) this information is recorded, processed, summarized, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of September 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.
Changes in Internal Control Over Financial Reporting
We continually strive to improve our disclosure controls and procedures to enhance the quality of our financial reporting and to maintain dynamic systems that change as conditions warrant. There have been no changes in internal control over financial reporting that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, any of our internal control over financial reporting.

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
At September 30, 2023, our risk factors were consistent with the risk factors described in our 2022 Form 10-K in ITEM 1A. RISK FACTORS.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (CEG Parent)
On February 16, 2023, as part of our capital allocation plan, our Board of Directors announced a share repurchase program with a $1 billion authority without expiration. Share repurchases may be made through a variety of methods, which may include open market transactions, privately negotiated transactions, or purchases pursuant to a Rule 10b5-1 trading plan, provided that the amounts spent do not exceed what is authorized. Any repurchased shares are constructively retired and cancelled. The program does not obligate us to acquire a minimum number of shares during any period and our repurchase of CEG's common stock may be limited, suspended, or discontinued at any time at our discretion and without prior notice. Repurchases under this program commenced in March 2023.
On August 7, 2023, we entered into a stock purchase plan for the purchase of shares of our common stock (August 2023 Stock Purchase Plan), designed to comply with Rule 10b5-1 under the Exchange Act. Under its terms, the August 2023 Stock Purchase Plan would expire at the later of the completion of the maximum purchase amount of $250 million of shares of our common stock, or September 30, 2023.

The following table provides information regarding our share repurchases under the program during the three months ended September 30, 2023. All repurchases disclosed were made pursuant to the August 2023 Stock Purchase Plan:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(c)
July 1, 2023 to July 31, 2023	—	$—	$497,000,000
August 1, 2023 to August 31, 2023	1,525,109	$105.87	$334,000,000
September 1, 2023 to September 30, 2023	812,605	$108.89	$244,000,000
Total	2,337,714	$106.92	$244,000,000
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
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement" (as defined in Item 408 under Regulation S-K of the Exchange Act). See ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS for more information on the Rule 10b5-1 Stock Purchase Plan the Company entered into during the period.

ITEM 6.	EXHIBITS
Certain of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Exchange Act. Certain other instruments which would otherwise be required to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of the applicable Registrant and its subsidiaries on a consolidated basis and the relevant Registrant agrees to furnish a copy of any such instrument to the SEC upon request.

Exhibit No.	Description
4.1	Form of Constellation Energy Generation, LLC 6.125% Senior Notes due January 15, 2034

4.2	Form of Constellation Energy Generation, LLC 6.500% Senior Notes due October 1, 2053

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
* Filed herewith.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed by the following officers for the following companies:

Exhibit No.	Description
31-1	Filed by Joseph Dominguez for Constellation Energy Corporation

31-2	Filed by Daniel L. Eggers for Constellation Energy Corporation

31-3	Filed by Joseph Dominguez for Constellation Energy Generation, LLC

31-4	Filed by Daniel L. Eggers for Constellation Energy Generation, LLC

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed by the following officers for the following companies:

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
November 6, 2023

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
November 6, 2023