Form 10-Q
period 2024-03-31
Constellation Energy Corp; CONSTELLATION ENERGY GENERATION LLC
filed 2024-05-09
CIK 1868275, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares outstanding of each registrant’s common stock as of April 30, 2024 was as follows:

Constellation Energy Corporation Common Stock, without par value	315,234,850
Constellation Energy Generation, LLC	Not applicable

GLOSSARY OF TERMS AND ABBREVIATIONS
Constellation Energy Corporation and Related Entities
CEG Parent	Constellation Energy Corporation
Constellation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC)
Registrants	CEG Parent and Constellation, collectively
Antelope Valley	Antelope Valley Solar Ranch One
Continental Wind	Continental Wind LLC
CRP	Constellation Renewables Partners, LLC (formerly ExGen Renewables Partners, LLC)
NER	NewEnergy Receivables LLC
RPG	Renewable Power Generation, LLC
STP	South Texas Project nuclear generating station
TMI	Three Mile Island nuclear facility
West Medway II	West Medway Generating Station II

Former Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
AEP Texas	American Electric Power Texas
AESO	Alberta Electric Systems Operator
AOCI	Accumulated Other Comprehensive Income (Loss)
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ASR	Accelerated Share Repurchase
CAISO	California ISO
CenterPoint	CenterPoint Energy Houston Electric, LLC
CODM	Chief Operating Decision Maker
CMC	Carbon Mitigation Credit
DOE	United States Department of Energy
DPP	Deferred Purchase Price
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Former PECO Units	Limerick, Peach Bottom, and Salem nuclear generating units
Former ComEd Units	Braidwood, Byron, Dresden, LaSalle and Quad Cities nuclear generating units
FRCC	Florida Reliability Coordinating Council
GAAP	Generally Accepted Accounting Principles in the United States
GDP	Gross Domestic Product
GWh	Gigawatt hour
ICE	Intercontinental Exchange
IPA	Illinois Power Agency
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
ITC	Investment Tax Credit
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatt
MWh	Megawatt hour
Mystic COS	Mystic Cost of Service Agreement
NAV	Net Asset Value
NASDAQ	Nasdaq Stock Market, LLC
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NGX	Natural Gas Exchange, Inc.
Non-Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NPNS	Normal Purchase Normal Sale scope exception
NRC	Nuclear Regulatory Commission
NYISO	New York ISO

NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
Pension Protection Act (the Act)	Pension Protection Act of 2006
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PSDAR	Post-shutdown Decommissioning Activities Report
PSEG	Public Service Enterprise Group Incorporated
PTC	Production Tax Credit
Regulatory Agreement Units
Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting (includes the Former ComEd units, the Former PECO units and STP)

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
The factors that could cause actual results to differ materially from the forward-looking statements made by us include those factors discussed herein, as well as the items discussed in (1) the Registrants' combined 2023 Annual Report on Form 10-K in (a) Part I, ITEM 1A. Risk Factors, (b) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 19, Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part II, ITEM 1A. Risk Factors, (b) Part I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part I, ITEM 1. Financial Statements: Note 13, Commitments and Contingencies; and (3) other factors discussed in filings with the SEC by the Registrants.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Operating revenues	$6,161	$7,565
Operating expenses
Purchased power and fuel	3,417	5,729
Operating and maintenance	1,486	1,432
Depreciation and amortization	306	267
Taxes other than income taxes	139	132
Total operating expenses	5,348	7,560
Gain (loss) on sales of assets and businesses	—	26
Operating income (loss)	813	31
Other income and (deductions)
Interest expense, net	(127)	(107)
Other, net	362	314
Total other income and (deductions)	235	207
Income (loss) before income taxes	1,048	238
Income tax (benefit) expense	165	131
Equity in income (losses) of unconsolidated affiliates	—	(5)
Net income (loss)	883	102
Net income (loss) attributable to noncontrolling interests	—	6
Net income (loss) attributable to common shareholders	$883	$96
Comprehensive income (loss), net of income taxes
Net income (loss)	$883	$102
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(1)	(1)
Actuarial loss reclassified to periodic cost	18	6
Pension and non-pension postretirement benefit plan valuation adjustment	(3)	(53)
Unrealized gain (loss) on foreign currency translation	(3)	—
Other comprehensive income (loss), net of income taxes	11	(48)
Comprehensive income (loss)	894	54
Comprehensive income (loss) attributable to noncontrolling interests	—	6
Comprehensive income (loss) attributable to common shareholders	$894	$48

Average shares of common stock outstanding:
Basic	317	328
Assumed exercise and/or distributions of stock-based awards	1	—
Diluted	318	328

Earnings per average common share
Basic	$2.79	$0.29
Diluted	$2.78	$0.29
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows from operating activities
Net income (loss)	$883	$102
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	694	605
Deferred income taxes and amortization of ITCs	9	(33)
Net fair value changes related to derivatives	(186)	273
Net realized and unrealized (gains) losses on NDT funds	(192)	(187)
Net realized and unrealized (gains) losses on equity investments	(47)	5
Other non-cash operating activities	(41)	28
Changes in assets and liabilities:
Accounts receivable	464	513
Inventories	114	168
Accounts payable and accrued expenses	(382)	(1,516)
Option premiums received (paid), net	74	(23)
Collateral received (posted), net	297	(261)
Income taxes	159	163
Pension and non-pension postretirement benefit contributions	(177)	(10)
Other assets and liabilities	(2,392)	(761)
Net cash flows provided by (used in) operating activities	(723)	(934)
Cash flows from investing activities
Capital expenditures	(738)	(660)
Proceeds from NDT fund sales	1,779	1,977
Investment in NDT funds	(1,847)	(2,030)
Collection of DPP, net	1,644	926
Proceeds from sales of assets and businesses	7	24
Acquisitions of assets and businesses	(14)	(17)
Other investing activities	(1)	(1)
Net cash flows provided by (used in) investing activities	830	219
Cash flows from financing activities
Change in short-term borrowings	165	(754)
Proceeds from short-term borrowings with maturities greater than 90 days	200	500
Repayments of short-term borrowings with maturities greater than 90 days	(500)	(200)
Issuance of long-term debt	900	1,353
Retirement of long-term debt	(32)	(30)
Dividends paid on common stock	(112)	(93)
Repurchases of common stock	(499)	(231)
Other financing activities	(38)	(22)
Net cash flows provided by (used in) financing activities	84	523
Increase (decrease) in cash, restricted cash, and cash equivalents	191	(192)
Cash, restricted cash, and cash equivalents at beginning of period	454	528
Cash, restricted cash, and cash equivalents at end of period	$645	$336

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$110	$11
Increase (decrease) in DPP	1,812	794

See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$562	$368
Restricted cash and cash equivalents	83	86
Accounts receivable
Customer accounts receivable (net of allowance for credit losses of $57 and $56 as of March 31, 2024 and December 31, 2023, respectively)	1,855	1,934
Other accounts receivable (net of allowance for credit losses of $5 as of March 31, 2024 and December 31, 2023)	472	917
Mark-to-market derivative assets	1,232	1,179
Inventories, net
Natural gas, oil, and emission allowances	179	284
Materials and supplies	1,206	1,216
Renewable energy credits	805	660
Other	2,066	1,655
Total current assets	8,460	8,299
Property, plant, and equipment (net of accumulated depreciation and amortization of $17,476 and $17,423 as of March 31, 2024 and December 31, 2023, respectively)	22,446	22,116
Deferred debits and other assets
Nuclear decommissioning trust funds	16,916	16,398
Investments	623	563
Goodwill	425	425
Mark-to-market derivative assets	774	995
Deferred income taxes	38	52
Other	2,332	1,910
Total deferred debits and other assets	21,108	20,343
Total assets(a)	$52,014	$50,758
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$1,509	$1,644
Long-term debt due within one year	122	121
Accounts payable and accrued expenses	2,417	2,612
Mark-to-market derivative liabilities	667	632
Renewable energy credit obligation	895	972
Other	312	338
Total current liabilities	5,922	6,319
Long-term debt	8,352	7,496
Deferred credits and other liabilities
Deferred income taxes and unamortized ITCs	3,208	3,209
Asset retirement obligations	14,278	14,118
Pension obligations	888	1,070
Non-pension postretirement benefit obligations	746	732
Spent nuclear fuel obligation	1,313	1,296
Payables related to Regulatory Agreement Units	3,874	3,688
Mark-to-market derivative liabilities	480	419
Other	1,393	1,125
Total deferred credits and other liabilities	26,180	25,657
Total liabilities(a)	40,454	39,472
Commitments and contingencies (Note 13)
Shareholders' equity
Common stock (No par value, 1,000 shares authorized, 315 shares and 317 shares outstanding as of March 31, 2024 and December 31, 2023, respectively)	11,847	12,355
Retained earnings (deficit)	1,532	761
Accumulated other comprehensive income (loss), net	(2,180)	(2,191)
Total shareholders' equity	11,199	10,925
Noncontrolling interests	361	361
Total equity	11,560	11,286
Total liabilities and shareholders' equity	$52,014	$50,758
__________
(a)Our consolidated assets include $3,514 million and $3,355 million at March 31, 2024 and December 31, 2023, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Our consolidated liabilities include $975 million and $990 million at March 31, 2024 and December 31, 2023, respectively, of certain VIEs for which the VIE creditors do not have recourse to us. See Note 15 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2024
	Shareholders' Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	317,472	$12,355	$761	$(2,191)	$361	$11,286
Net Income (loss)	—	—	883	—	—	883
Employee incentive plans	661	(4)	—	—	—	(4)
Common stock dividends ($0.3525/common share)	—	—	(112)	—	—	(112)
Common stock repurchased	(2,900)	(504)	—	—	—	(504)
Other comprehensive loss, net of income taxes	—	—	—	11	—	11
Balance, March 31, 2024	315,233	$11,847	$1,532	$(2,180)	$361	$11,560

	Three Months Ended March 31, 2023
	Shareholders' Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	327,130	$13,274	$(496)	$(1,760)	$354	$11,372
Net Income (loss)	—	—	96	—	6	102
Employee incentive plans	528	6	—	—	—	6
Changes in equity of noncontrolling interests	—	—	—	—	(2)	(2)
Common stock dividends ($0.2820/common share)	—	—	(93)	—	—	(93)
Common stock repurchased	(3,239)	(251)	—	—	—	(251)
Other comprehensive income (loss), net of income taxes	—	—	—	(48)	—	(48)
Balance, March 31, 2023	324,419	$13,029	$(493)	$(1,808)	$358	$11,086

See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Operating revenues	$6,161	$7,565
Operating expenses
Purchased power and fuel	3,417	5,729
Operating and maintenance	1,486	1,432
Depreciation and amortization	306	267
Taxes other than income taxes	139	132
Total operating expenses	5,348	7,560
Gain (loss) on sales of assets and businesses	—	26
Operating income (loss)	813	31
Other income and (deductions)
Interest expense, net	(127)	(107)
Other, net	362	314
Total other income and (deductions)	235	207
Income (loss) before income taxes	1,048	238
Income tax (benefit) expense	165	131
Equity in income (losses) of unconsolidated affiliates	—	(5)
Net income (loss)	883	102
Net income (loss) attributable to noncontrolling interests	—	6
Net income (loss) attributable to membership interest	$883	$96
Comprehensive income (loss), net of income taxes
Net income (loss)	$883	$102
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(1)	(1)
Actuarial loss reclassified to periodic cost	18	6
Pension and non-pension postretirement benefit plan valuation adjustment	(3)	(53)
Unrealized gain (loss) on foreign currency translation	(3)	—
Other comprehensive income (loss), net of income taxes	11	(48)
Comprehensive income (loss)	894	54
Comprehensive income (loss) attributable to noncontrolling interests	—	6
Comprehensive income (loss) attributable to membership interest	$894	$48
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows from operating activities
Net income (loss)	$883	$102
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	694	605
Deferred income taxes and amortization of ITCs	9	(33)
Net fair value changes related to derivatives	(186)	273
Net realized and unrealized (gains) losses on NDT funds	(192)	(187)
Net realized and unrealized (gains) losses on equity investments	(47)	5
Other non-cash operating activities	(62)	14
Changes in assets and liabilities:
Accounts receivable	465	513
Receivables from and payables to affiliates, net	(32)	(78)
Inventories	114	168
Accounts payable and accrued expenses	(380)	(1,514)
Option premiums received (paid), net	74	(23)
Collateral received (posted), net	297	(261)
Income taxes	159	163
Pension and non-pension postretirement benefit contributions	(177)	(10)
Other assets and liabilities	(2,378)	(737)
Net cash flows provided by (used in) operating activities	(759)	(1,000)
Cash flows from investing activities
Capital expenditures	(738)	(660)
Proceeds from NDT fund sales	1,779	1,977
Investment in NDT funds	(1,847)	(2,030)
Collection of DPP, net	1,644	926
Proceeds from sales of assets and businesses	7	24
Acquisitions of assets and businesses	(14)	(17)
Other investing activities	(1)	(1)
Net cash flows provided by (used in) investing activities	830	219
Cash flows from financing activities
Change in short-term borrowings	165	(754)
Proceeds from short-term borrowings with maturities greater than 90 days	200	500
Repayments of short-term borrowings with maturities greater than 90 days	(500)	(200)
Issuance of long-term debt	900	1,353
Retirement of long-term debt	(32)	(30)
Distributions to member	(610)	(249)
Other financing activities	(10)	(13)
Net cash flows provided by (used in) financing activities	113	607
Increase (decrease) in cash, restricted cash, and cash equivalents	184	(174)
Cash, restricted cash, and cash equivalents at beginning of period	440	501
Cash, restricted cash, and cash equivalents at end of period	$624	$327

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$110	$11
Increase (decrease) in DPP	1,812	794
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$557	$366
Restricted cash and cash equivalents	67	74
Accounts receivable
Customer accounts receivable (net of allowance for credit losses of $57 and $56 as of March 31, 2024 and December 31, 2023, respectively)	1,855	1,934
Other accounts receivable (net of allowance for credit losses of $5 as of March 31, 2024 and December 31, 2023)	465	911
Mark-to-market derivative assets	1,232	1,179
Inventories, net
Natural gas, oil, and emission allowances	179	284
Materials and supplies	1,206	1,216
Renewable energy credits	805	660
Other	2,066	1,655
Total current assets	8,432	8,279
Property, plant, and equipment (net of accumulated depreciation and amortization of $17,476 and $17,423 as of March 31, 2024 and December 31, 2023, respectively)	22,446	22,116
Deferred debits and other assets
Nuclear decommissioning trust funds	16,916	16,398
Investments	623	563
Goodwill	425	425
Mark-to-market derivative assets	774	995
Deferred income taxes	38	52
Other	2,332	1,910
Total deferred debits and other assets	21,108	20,343
Total assets(a)	$51,986	$50,738
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$1,509	$1,644
Long-term debt due within one year	122	121
Accounts payable and accrued expenses	2,270	2,486
Payables to affiliates	86	118
Mark-to-market derivative liabilities	667	632
Renewable energy credit obligation	895	972
Other	310	338
Total current liabilities	5,859	6,311
Long-term debt	8,352	7,496
Deferred credits and other liabilities
Deferred income taxes and unamortized ITCs	3,208	3,209
Asset retirement obligations	14,278	14,118
Pension obligations	888	1,070
Non-pension postretirement benefit obligations	746	732
Spent nuclear fuel obligation	1,313	1,296
Payables related to Regulatory Agreement Units	3,874	3,688
Mark-to-market derivative liabilities	480	419
Other	1,330	1,025
Total deferred credits and other liabilities	26,117	25,557
Total liabilities(a)	40,328	39,364
Commitments and contingencies (Note 13)
Equity
Member’s equity
Membership interest	11,038	11,537
Undistributed earnings	2,439	1,667
Accumulated other comprehensive income (loss), net	(2,180)	(2,191)
Total member’s equity	11,297	11,013
Noncontrolling interests	361	361
Total equity	11,658	11,374
Total liabilities and equity	$51,986	$50,738
__________
(a)Our consolidated assets include $3,514 million and $3,355 million as of March 31, 2024 and December 31, 2023, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Our consolidated liabilities include $975 million and $990 million as of March 31, 2024 and December 31, 2023, respectively, of certain VIEs for which the VIE creditors do not have recourse to us. See Note 15 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2024
	Member's Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$11,537	$1,667	$(2,191)	$361	$11,374
Net Income (loss)	—	883	—	—	883
Distributions to member	(499)	(111)	—	—	(610)
Other comprehensive income (loss), net of income taxes	—	—	11	—	11
Balance, March 31, 2024	$11,038	$2,439	$(2,180)	$361	$11,658

	Three Months Ended March 31, 2023
	Member's Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	$12,408	$412	$(1,760)	$354	$11,414
Net Income (loss)	—	96	—	6	102
Changes in equity of noncontrolling interests	—	—	—	(2)	(2)
Distributions to member	(152)	(97)	—	—	(249)
Other comprehensive income (loss), net of income taxes	—	—	(48)	—	(48)
Balance, March 31, 2023	$12,256	$411	$(1,808)	$358	$11,217
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
Basis of Presentation
The accompanying Consolidated Financial Statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited but, in our opinion include all adjustments that are considered necessary for a fair statement of the financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, unless otherwise disclosed. The Consolidated Financial Statements include the accounts of our subsidiaries and all intercompany transactions have been eliminated. Constellation's December 31, 2023 Consolidated Balance Sheet was derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2024. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Amounts disclosed relate to CEG Parent and Constellation unless specifically noted as relating to CEG Parent only. Unless otherwise indicated or the context otherwise requires, references herein to the terms “we,” “us,” and “our” refer collectively to CEG Parent and Constellation.
Summary of Significant Accounting Policies
See Note 1 — Basis of Presentation of our 2023 Form 10-K for additional information on significant accounting policies.
2. Mergers, Acquisitions, and Dispositions
Acquisition of Joint Ownership in South Texas Project
On November 1, 2023, we completed the acquisition of NRG South Texas LP (renamed and converted as Constellation South Texas, LLC), which owns a 44% undivided ownership interest in the jointly owned STP, a 2,645 MW, dual-unit nuclear plant located in Bay City, Texas. The net cash paid was $1.65 billion, after certain purchase price adjustments. Other owners include City Public Service Board of San Antonio (CPS, 40%) and the City of Austin, Texas (Austin Energy, 16%). See Note 2 — Mergers, Acquisitions, and Dispositions of our 2023 Form 10-K for additional information.
On July 28, 2023 NRG accepted service of a lawsuit filed by the City of San Antonio, Texas, acting by and through CPS, in the 130th District Court of Matagorda County, Texas against NRG and certain of its subsidiaries, claiming the existence of a right of first refusal that applies to the transaction contemplated between us and NRG. On July 31, 2023 we intervened in the lawsuit and Austin Energy also intervened in the lawsuit claiming a similar right of first refusal. Per the terms of our Equity Purchase Agreement, NRG made representations that no right of first refusal applied to the transaction contemplated between us.

Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 2 — Mergers, Acquisitions, and Dispositions
Separately, on July 31, 2023, San Antonio and Austin filed motions to dismiss and (in the alternative) immediately stay proceedings and petitions to intervene on the license transfer application that was filed with the NRC. Notwithstanding this, the NRC issued approval of the license transfer application on October 30, 2023. However, the NRC staff’s approval of the license transfer is subject to the Commission’s authority to rescind, modify, or condition the approved transfer based on the outcome of any post-effectiveness hearing or motions on the license transfer application.
On May 2, 2024 we executed a settlement agreement with all parties (CPS/City of San Antonio, Austin, and NRG), resolving all litigation involving our purchase of the ownership interest in STP. The terms of the settlement include us selling a 2% ownership interest in STP to CPS at the same price and terms that we paid NRG for our 44% interest, subject to regulatory approvals from the NRC and the Public Utility Commission of Texas. Pursuant to the Settlement, CPS and Austin filed Notices of Dismissal with Prejudice with the Court, which ends the litigation, and likewise withdrew their pending objections to the sale with the NRC. We anticipate closing on the sale will occur in the second half of 2024. Upon closing of the sale, we and CPS will each own a 42% interest in STP, and Austin’s interest will remain at 16%. The terms of settlement are not expected to have a material impact on our consolidated financial statements.
3. Revenue from Contracts with Customers
We recognize revenue from contracts with customers to depict the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. Our primary sources of revenue include competitive sales of power, natural gas, and other energy-related products and sustainable solutions.
See Note 4 — Revenue from Contracts with Customers of our 2023 Form 10-K for additional information regarding the primary sources of revenue.
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
The following table provides a rollforward of the contract assets reflected in the Consolidated Balance Sheets for the three months ended March 31, 2024 and 2023.

	2024	2023
Beginning balance as of January 1	$82	$130
Amounts reclassified to receivables	(15)	(11)
Revenues recognized	14	31
Ending balance as of March 31	$81	$150
Contract Liabilities
We record contract liabilities when consideration is received or due prior to the satisfaction of the performance obligations. We record contract liabilities in Other current liabilities and Other deferred credits and other liabilities in the Consolidated Balance Sheets. These contract liabilities primarily relate to upfront consideration received or due for equipment service plans, the Mystic COS, and the Illinois ZEC program. The Mystic COS includes upfront consideration received or due that differs from the recognized earnings over the cost of the service period. The Illinois ZEC program introduces an annual cap on the total consideration to be received by us for each delivery period. The ZEC price is established on a per MWh of production basis with a maximum annual cap for total compensation to be received for each planning year, while requiring delivery of all ZECs produced by our participating facilities during each delivery period. ZECs delivered to Illinois utilities in excess of the annual cost cap may be paid in subsequent years if the payments do not exceed the prescribed annual cost cap for that

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 3 — Revenue from Contracts with Customers
year. There were no outstanding contract liabilities for the Illinois ZEC program as of March 31, 2024 and December 31, 2023.
The following table provides a rollforward of the contract liabilities reflected in the Consolidated Balance Sheets for the three months ended March 31, 2024 and 2023.

	2024	2023
Beginning balance as of January 1	$40	$47
Consideration received or due	49	131
Revenues recognized	(55)	(115)
Ending balance as of March 31	$34	$63
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2024. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years. This disclosure excludes mark-to-market derivatives and certain power and gas sales contracts which contain variable volumes and/or variable pricing.

	2024	2025	2026	2027	2028 and thereafter	Total
Remaining performance obligations	$105	$58	$30	$18	$130	$341
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
The CODM evaluates the performance of our electric business activities and allocates resources based on Operating revenues net of Purchased power and fuel expense (RNF). We believe this is a useful measurement of operational performance, although it is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. Our operating revenues include all sales to third parties as well as government assistance. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy, and ancillary services. Fuel expense includes the fuel costs for our owned generation and fuel costs associated with tolling agreements. The results of our other business activities are not regularly reviewed by the CODM and are therefore not classified as operating segments or included in the regional reportable segment amounts. These activities include wholesale and retail sales of natural gas, energy-related sales in the United Kingdom, as well as sales of other energy-related products and sustainable solutions that are not significant to our overall results of operations. Further, our unrealized mark-to-market gains and losses on economic hedging activities and our amortization of certain intangible assets and liabilities relating to commodity contracts recorded at fair value from mergers and acquisitions are also excluded from the regional reportable segment amounts. The CODM does not use a measure of total assets in making decisions regarding allocating resources to or assessing the performance of these reportable segments.
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
The following tables also show the reconciliation of reportable segment revenues and RNF to our total revenues and RNF for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024
	Revenues from external customers
	Contracts with customers	Other(a)	Total	Intersegment Revenues	Total Revenues
Mid-Atlantic	$1,356	$(112)	$1,244	$(2)	$1,242
Midwest	1,000	93	1,093	1	1,094
New York	492	6	498	15	513
ERCOT	237	83	320	1	321
Other Power Regions	1,437	202	1,639	(15)	1,624
Total Reportable Segment Power Revenues	4,522	272	4,794	—	4,794
Total Natural Gas Revenues	608	554	1,162	—	1,162
Total Other Revenues(b)	130	75	205	—	205
Total Consolidated Operating Revenues	$5,260	$901	$6,161	$—	$6,161

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 4 — Segment Information

	Three Months Ended March 31, 2023
	Revenues from external customers
	Contracts with customers	Other(a)	Total	Intersegment Revenues	Total Revenues
Mid-Atlantic	$1,413	$(137)	$1,276	$(31)	$1,245
Midwest	1,195	(165)	1,030	2	1,032
New York	464	37	501	34	535
ERCOT	200	(32)	168	1	169
Other Power Regions	1,518	279	1,797	(6)	1,791
Total Reportable Segment Power Revenues	4,790	(18)	4,772	—	4,772
Total Natural Gas Revenues	895	590	1,485	—	1,485
Total Other Revenues(b)	148	1,160	1,308	—	1,308
Total Consolidated Operating Revenues	$5,833	$1,732	$7,565	$—	$7,565
__________
(a)Includes revenues from nuclear PTCs beginning in 2024 as well as derivatives and leases in all periods presented.
(b)Represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market gains of $64 million and $929 million for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	RNF from external customers	Intersegment RNF	Total RNF	RNF from external customers	Intersegment RNF	Total RNF
Mid-Atlantic	$675	$(1)	$674	$722	$(31)	$691
Midwest	700	3	703	690	(1)	689
New York	329	15	344	225	36	261
ERCOT	220	(11)	209	53	(1)	52
Other Power Regions	392	(24)	368	256	(8)	248
Total RNF for Reportable Segments	2,316	(18)	2,298	1,946	(5)	1,941
Other(a)	428	18	446	(110)	5	(105)
Total RNF	$2,744	$—	$2,744	$1,836	$—	$1,836
__________
(a)Other represents activities not allocated to a region. See text above for a description of included activities.
5. Government Assistance
As a result of the enactment of the IRA, we qualify for certain federal government incentives through eligible activities. These incentives include both refundable and transferable tax credits. The current GAAP framework does not address the receipt of government assistance by for-profit entities. We account for this government assistance by analogy to International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognize the benefits when there is reasonable assurance that we will comply with the required conditions and that the benefits will be received. We believe the reasonable assurance term as used in IAS 20 is analogous to the term probable as defined in Accounting Standards Codification 450-20 of GAAP.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 5 — Government Assistance
Beginning in 2024, our nuclear units are eligible for a PTC extending through 2032. The nuclear PTC provides a transferable credit up to $15 per MWh (a base credit of $3 per MWh with a five times multiplier provided certain prevailing wage requirements are met) and is subject to phase-out when annual gross receipts are between $25.00 per MWh and $43.75 per MWh. We have determined that we will meet the annual prevailing wage requirements at all our nuclear units and are eligible for the five times multiplier. Both the amount of the PTC and the gross receipts thresholds adjust for inflation after 2024 through the duration of the program based on the GDP price deflator for the preceding calendar year. The benefits of the PTC may be realized through a credit against our federal income taxes or transferred via sale to an unrelated party. For the three months ended March 31, 2024, our Consolidated Statements of Operations and Comprehensive Income includes an estimate of $304 million in Operating revenues for nuclear PTCs earned based on qualifying production volumes during the period. Nuclear PTCs are recorded within Other deferred debits and other assets within the Consolidated Balance Sheets and reclassified as a reduction to Accounts payable and accrued expenses when used to reduce our federal income tax payable. As of March 31, 2024, our Consolidated Balance Sheets reflect an estimated nuclear PTC receivable of $238 million within Other deferred debits and other assets and a reduction to Accounts payable and accrued expenses of $66 million for estimated nuclear PTCs that we have utilized as a credit against our current federal income taxes payable. There were no transfers of estimated nuclear PTCs to third parties during the period. Our estimate required the exercise of judgment in determining the amount of nuclear PTC expected for each of our nuclear units. Since the amount of nuclear PTC is a function of annual gross receipts, the actual amount of PTC earned cannot be determined until after the end of the calendar year and may be different from this initial estimate. Further, the nuclear PTC continues to be the subject of additional guidance expected to be issued from the U.S. Treasury and IRS that may materially impact the total amount of benefits we receive.
Many of the state sponsored programs providing compensation for the emissions-free attributes of generation from certain of our nuclear units include contractual or other provisions that require us to refund that compensation up to the amount of the nuclear PTC received or pass through the entirety of the nuclear PTC received. As of March 31, 2024, we have recognized $174 million of estimated payables within Other deferred credits and other liabilities on our Consolidated Balance Sheets and recognized net operating revenue of $69 million (pre-tax) associated with programs requiring refunds or pass through of the nuclear PTC in our Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2024. As with the actual amount of the PTC earned, which cannot be determined until after the end of the calendar year, the actual amount of refunds due under state sponsored programs may be different from our initial estimate.
6. Accounts Receivable
Unbilled Customer Revenue
We recorded $286 million and $372 million of unbilled customer revenues in Customer accounts receivables, net in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively.
Sales of Customer Accounts Receivable
In 2020, NER, a bankruptcy remote, special purpose entity, which is wholly owned by us, entered into a revolving accounts receivable financing arrangement with a number of financial institutions and a commercial paper conduit (Purchasers) to sell certain customer accounts receivable (Facility). The maximum funding limit of the Facility is $1.1 billion through August 15, 2025. Under the Facility, NER may sell eligible short-term customer accounts receivable to the Purchasers in exchange for cash and subordinated interest. The transfers are reported as sales of receivables in the consolidated financial statements. The subordinated interest in collections upon the receivables sold to the Purchasers is referred to as the DPP, which is reflected in Other current assets in the Consolidated Balance Sheets.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 6 — Accounts Receivable
The following tables summarize the impact of the sale of certain receivables:

	As of March 31, 2024	As of December 31, 2023
Derecognized receivables transferred at fair value	$1,525	$1,516
Less: Cash proceeds received	150	300
DPP	$1,375	$1,216

	Three Months Ended March 31,
	2024	2023
Loss on sale of receivables(a)	$14	$20
__________
(a)Reflected in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income. This represents the amount by which the accounts receivable sold into the Facility are discounted, limited to credit losses.

	Three Months Ended March 31,
	2024	2023
Proceeds from new transfers(a)	$1,116	$1,957
Cash collections received on DPP(b)	1,794	926
Cash collections reinvested in the Facility	$2,910	$2,883
__________
(a)Customer accounts receivable sold into the Facility were $2,927 million and $2,750 million for the three months ended March 31, 2024 and 2023, respectively.
(b)Does not include the $150 million net cash payments to the Purchasers in 2024.
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
See Note 12 — Fair Value of Financial Assets and Liabilities and Note 15 — Variable Interest Entities for additional information.
Other Sales of Customer Accounts Receivables
We are required, under supplier tariffs, to sell customer receivables to utility companies. The following table presents the total receivables sold:

	Three Months Ended March 31,
	2024	2023
Total receivables sold	$158	$184
7. Nuclear Decommissioning
Nuclear Decommissioning Asset Retirement Obligations
We have a legal obligation to decommission our nuclear power plants following the permanent cessation of operations. See Note 10 — Asset Retirement Obligations of our 2023 Form 10-K for additional information regarding AROs and the financial statement impact of changes in estimate.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 7 — Nuclear Decommissioning
The following table provides a rollforward of the nuclear decommissioning AROs reflected in the Consolidated Balance Sheets from December 31, 2023 to March 31, 2024:

Balance as of December 31, 2023(a)	$13,891
Accretion expense	164
Costs incurred related to decommissioning plants	(8)
Balance as of March 31, 2024(a)	$14,047
__________
(a)Includes $28 million and $30 million as the current portion of the ARO as of March 31, 2024 and December 31, 2023, respectively, which is included in Other current liabilities in the Consolidated Balance Sheets.
NDT Funds
We had NDT funds totaling $17,005 million and $16,398 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, $89 million of the NDT funds were current and included in Other current assets in the Consolidated Balance Sheets. As of December 31, 2023, none of the NDT funds were reflected in Other current assets. See Note 16 — Supplemental Financial Information for additional information on activities of the NDT funds.
Accounting Implications of the Regulatory Agreement Units
See Note 1 — Basis of Presentation and Note 10 — Asset Retirement Obligations of our 2023 Form 10-K for additional information on the Regulatory Agreement Units.
The following table presents our noncurrent payables to ComEd, PECO, CenterPoint, and AEP Texas reflected as Payables related to Regulatory Agreement Units in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
ComEd	$3,078	$2,955
PECO	304	278
CenterPoint	365	338
AEP Texas	127	117
Payables related to Regulatory Agreement Units	$3,874	$3,688
NRC Minimum Funding Requirements
NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts for radiological decommissioning of the facility at the end of its life.
On March 22, 2024, we filed our annual decommissioning funding status report with the NRC for our shutdown units, including Zion Station which was transferred back to us on November 16, 2023. The status report demonstrated adequate decommissioning funding assurance as of December 31, 2023 for all our shutdown units except for Peach Bottom Unit 1. Financial assurance for decommissioning Peach Bottom Unit 1 is provided by the collections from PECO customers. Additionally, on March 28, 2024, STPNOC filed the decommissioning funding status report for STP. The status report demonstrated adequate funding assurance as of December 31, 2023. See Note 10 — Asset Retirement Obligations of our 2023 Form 10-K for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 8 — Income Taxes
8. Income Taxes
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended March 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
(Decrease) increase due to:
State income taxes, net of federal income tax benefit	(6.2)	3.3
Qualified NDT fund income and losses	8.9	33.7
Amortization of investment tax credit, including deferred taxes on basis differences	(0.3)	(0.7)
Production tax credits and other credits	(6.7)	(0.8)
Other	(1.0)	(1.5)
Effective income tax rate(a)	15.7%	55.0%
__________
(a)The change in effective tax rate in 2024 is primarily due to the increase in pre-tax book income inclusive of the nuclear PTC, which is not taxable, and a state tax benefit due to a change in forecasted apportionment. See Note 5 — Government Assistance for additional information.
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
Responsibility and Indemnification for Taxes. As a former subsidiary of Exelon, we have joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods that we were included in federal and state filings. However, the TMA specifies the portion of this tax liability for which we will bear contractual responsibility, and we and Exelon agreed to indemnify each other against any amounts for which such indemnified party is not responsible. Specifically, we will be liable for taxes due and payable in connection with tax returns that we are required to file. We will also be liable for our share of certain taxes required to be paid by Exelon with respect to taxable years or periods (or portions thereof) ending on or prior to the separation to the extent that we would have been responsible for such taxes under the Exelon tax sharing agreement then existing. As of March 31, 2024 and December 31, 2023, our Consolidated Balance Sheets reflect a payable of $37 million and $26 million, respectively, for tax liabilities where we maintain contractual responsibility to Exelon. There were none and $11 million recorded in Other accounts receivable as of March 31, 2024 and December 31, 2023, respectively, and $37 million for both periods in Noncurrent other liabilities.
Tax Refunds and Attributes. The TMA provides for the allocation of certain pre-closing tax attributes between us and Exelon. Tax attributes will be allocated in accordance with the principles set forth in the existing Exelon tax sharing agreement, unless otherwise required by law. Under the TMA, we will be entitled to refunds for taxes for which we are responsible. In addition, it is expected that Exelon will have tax attributes that may be used to offset Exelon’s future tax liabilities. A significant portion of such attributes were generated by our business. In February 2024, we executed an amendment to the TMA that modified the timing of Exelon's payment of amounts due to us. As of March 31, 2024, our Consolidated Balance Sheets reflects receivables of $188 million and $331 million in Other accounts receivable and Other deferred debits and other assets, respectively. As of December 31, 2023, our Consolidated Balance Sheets reflected receivables of $336 million and $178 million in Other accounts receivable and Other deferred debits, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 9 — Retirement Benefits
9. Retirement Benefits
Components of Net Periodic Benefit (Credits) Costs
See Note 1 — Basis of Presentation of our 2023 10-K for additional information on where we report the service cost and other non-service cost (credit) components for all plans.
The following tables present the components of our net periodic benefit (credits) costs, prior to capitalization and co-owner allocations, for the three months ended March 31, 2024 and 2023:

	Pension Benefits		OPEB		Total Pension Benefits and OPEB
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
Components of net periodic benefit (credit) cost:
Service cost	$22	$22	$4	$4	$26	$26
Non-service components of pension benefits & OPEB (credit) cost:
Interest cost	95	99	18	18	113	117
Expected return on assets	(124)	(127)	(11)	(11)	(135)	(138)
Amortization of:
Prior service (credit) cost	—	—	(2)	(2)	(2)	(2)
Actuarial (gain) loss	25	12	(2)	(3)	23	9
Settlement charges	3	—	—	—	3	—
Non-service components of pension benefits & OPEB (credit) cost	(1)	(16)	3	2	2	(14)
Net periodic benefit (credit) cost(a)	$21	$6	$7	$6	$28	$12
__________
(a)The pension benefit and OPEB service costs reflected in the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2024 and 2023 totaled $24 million in both periods.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Derivative Financial Instruments
Our use of cash collateral is generally unrestricted unless we were downgraded below investment grade. As our senior unsecured debt rating is currently rated at BBB+ and Baa1 by S&P and Moody's, respectively, it would take a three notch downgrade by S&P or Moody's for us to go below investment grade.
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
Additionally, we are exposed to certain market risks through our proprietary trading activities. The proprietary trading activities are a complement to our energy marketing portfolio but represent a small portion of our overall energy marketing activities and are subject to limits established by the Executive Committee. Proprietary trading includes all contracts executed with the intent of benefiting from shifts or changes in market prices as opposed to those executed with the intent of hedging or managing risk. Gains and losses associated with proprietary trading are reported as Operating revenues in the Consolidated Statements of Operations and Comprehensive Income and are included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows. For the three months ended March 31, 2024 and 2023, net pre-tax commodity mark-to-market gains and losses associated with proprietary trading activities were not material.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Derivative Financial Instruments
The following tables provide a summary of the derivative fair value balances recorded as of March 31, 2024 and December 31, 2023:

March 31, 2024	Economic Hedges	Proprietary Trading	Collateral (a)(b)	Netting(a)	Total
Mark-to-market derivative assets (current)	$7,301	$1	$637	$(6,723)	$1,216
Mark-to-market derivative assets (noncurrent)	3,615	—	318	(3,160)	773
Total mark-to-market derivative assets	10,916	1	955	(9,883)	1,989
Mark-to-market derivative liabilities (current)	(8,140)	—	750	6,723	(667)
Mark-to-market derivative liabilities (noncurrent)	(4,037)	—	397	3,160	(480)
Total mark-to-market derivative liabilities	(12,177)	—	1,147	9,883	(1,147)
Total mark-to-market derivative net assets (liabilities)	$(1,261)	$1	$2,102	$—	$842

December 31, 2023
Mark-to-market derivative assets (current)	$7,927	$2	$703	$(7,472)	$1,160
Mark-to-market derivative assets (noncurrent)	3,345	—	330	(2,682)	993
Total mark-to-market derivative assets	11,272	2	1,033	(10,154)	2,153
Mark-to-market derivative liabilities (current)	(9,019)	(2)	922	7,472	(627)
Mark-to-market derivative liabilities (noncurrent)	(3,545)	—	445	2,682	(418)
Total mark-to-market derivative liabilities	(12,564)	(2)	1,367	10,154	(1,045)
Total mark-to-market derivative net assets (liabilities)	$(1,292)	$—	$2,400	$—	$1,108
_________
(a)We net all available amounts allowed in our Consolidated Balance Sheets in accordance with authoritative guidance for derivatives. These amounts include unrealized derivative transactions with the same counterparty under legally enforceable master netting agreements and cash collateral.
(b)Includes $1,331 million and $1,712 million of variation margin posted on the exchanges as of March 31, 2024 and December 31, 2023, respectively.
Economic Hedges (Commodity Price Risk)
For the three months ended March 31, 2024 and 2023, we recognized the following net pre-tax commodity mark-to-market gains (losses), which are also located in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
Income Statement Location	2024	2023
Operating revenues	$63	$930
Purchased power and fuel	125	(1,193)
Total	$188	$(263)
In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on owned and contracted generation positions that have not been hedged. Beginning in 2024, our nuclear fleet is eligible for the nuclear PTC provided by the IRA, an important tool in managing commodity price risk for each nuclear unit not already receiving state support. The nuclear PTC provides increasing levels of support as unit revenues decline below levels established in the IRA and is further adjusted for inflation after 2024 through the duration of the program based on the GDP price deflator for the preceding calendar year. See Note 5 — Government Assistance for additional information on the nuclear PTC.
In locations and periods where our load serving activities do not naturally offset existing generation portfolio risk, remaining commodity price exposure is managed through portfolio hedging activities. Portfolio hedging activities are generally concentrated in the prompt three years, when customer demand and market liquidity enable effective price risk mitigation. During this prompt three-year period, we seek to mitigate the price risk associated with our load serving contracts, non-nuclear generation, and any residual price risk for our nuclear generation that the nuclear PTC and state programs may not fully mitigate. We also enter transactions that further optimize the economic benefits of our overall portfolio.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Derivative Financial Instruments
Interest Rate and Foreign Exchange Risk
We utilize interest rate swaps to manage our interest rate exposure and foreign currency derivatives to manage foreign exchange rate exposure associated with international commodity purchases in currencies other than U.S. dollars, both of which are treated as economic hedges. The notional amounts were $427 million and $562 million as of March 31, 2024 and December 31, 2023, respectively.
The mark-to-market derivative assets and liabilities as of March 31, 2024 and December 31, 2023 and the mark-to-market gains and losses associated with management of interest rate and foreign currency risk for the three months ended March 31, 2024 and 2023 were not material. The mark-to-market gains and losses associated with management of interest rate and foreign currency exchange rate risk are also included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.
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
The following tables provide information on the credit exposure for all derivative instruments, NPNS and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2024. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The amounts in the tables below exclude credit risk exposure from individual retail counterparties and exposure through RTOs, ISOs, NYMEX, ICE, NASDAQ, NGX, and Nodal commodity exchanges.

Rating as of March 31, 2024	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,030	$25	$1,005	1	$242
Non-investment grade	24	15	9	—	—
No external ratings
Internally rated — investment grade	73	—	73	—	—
Internally rated — non-investment grade	236	50	186	—	—
Total	$1,363	$90	$1,273	1	$242
__________
(a)As of March 31, 2024, credit collateral held from counterparties where we had credit exposure included $6 million of cash and $84 million of letters of credit. The credit collateral does not include non-liquid collateral.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Derivative Financial Instruments

Net Credit Exposure by Type of Counterparty	As of March 31, 2024
Investor-owned utilities, marketers, power producers	$1,053
Energy cooperatives and municipalities	75
Financial Institutions	36
Other	109
Total	$1,273
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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk-Related Contingent Features	March 31, 2024	December 31, 2023
Gross fair value of derivative contracts containing this feature	$(1,873)	$(1,894)
Offsetting fair value of in-the-money contracts under master netting arrangements	806	925
Net fair value of derivative contracts containing this feature	$(1,067)	$(969)

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Derivative Financial Instruments
As of March 31, 2024 and December 31, 2023, we posted or held the following amounts of cash collateral and letters of credit on derivative contracts with external counterparties, after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

	March 31, 2024	December 31, 2023
Cash collateral posted(a)	$2,119	$2,449
Letters of credit posted(a)	893	777
Cash collateral held(a)	28	64
Letters of credit held(a)	108	61
Additional collateral required in the event of a credit downgrade below investment grade (at BB+/Ba1)(b)(c)(d)	1,949	1,914
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
(d)A loss of investment grade credit rating would require a three notch downgrade from their current levels of BBB+ and Baa1 at S&P and Moody's, respectively.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Debt and Credit Agreements
Credit Agreements
As of March 31, 2024 and December 31, 2023, we had the following aggregate bank commitments, credit facility borrowings and available capacity under our respective credit facilities:

Facility Type	Aggregate Bank Commitment	Facility Draws	Outstanding Letters of Credit	Outstanding Commercial Paper(a)	Available Capacity as of March 31, 2024
Syndicated Revolver	$3,500	$—	$107	$1,271	$2,122
Bilaterals(b)	1,700	—	833	—	867
Liquidity Facility	971	—	877	—	23	(c)
Project Finance	137	—	115	—	22
Total	$6,308	$—	$1,932	$1,271	$3,034

Facility Type	Aggregate Bank Commitment	Facility Draws	Outstanding Letters of Credit	Outstanding Commercial Paper(a)	Available Capacity as of December 31, 2023
Syndicated Revolver	$3,500	$—	$60	$1,107	$2,333
Bilaterals	1,500	—	878	—	622
Liquidity Facility	971	—	720	—	191	(c)
Project Finance	137	—	117	—	20
Total	$6,108	$—	$1,775	$1,107	$3,166
__________
(a)Our commercial paper program is supported by the revolving credit agreement. In order to maintain our commercial paper program in the amounts indicated above, we must have a credit facility in place, at least equal to the amount of our commercial paper program. As of both March 31, 2024 and December 31, 2023, the maximum program size of our commercial paper program was $3.5 billion. We do not issue commercial paper in an aggregate amount exceeding the then available capacity under our credit facility. The weighted average interest rate on commercial paper borrowings was 5.56% and 5.66% as of March 31, 2024 and December 31, 2023, respectively.
(b)In March 2024, we initiated a new bilateral credit agreement for $200 million, with no maturity date.
(c)The maximum amount of the bank commitment is not to exceed $971 million. The aggregate available capacity of the facility is subject to market fluctuations based on the value of U.S. Treasury Securities which determines the amount of collateral held in the trust. We may post additional collateral to borrow up to the maximum bank commitment. As of March 31, 2024 and December 31, 2023, without posting additional collateral, the actual availability of facility, prior to outstanding letters of credit was $900 million and $911 million, respectively.
Short-Term Loan Agreements
As of March 31, 2024 and December 31, 2023, we had the following short-term loan agreements:

Month Initiated	Interest Rate	Maturity	Outstanding Amount as of March 31, 2024	Outstanding Amount as of December 31, 2023
January 2023	1 month SOFR + 0.80%	January 2024	$—	$100
February 2023	1 month SOFR + 1.05%	February 2024	—	400
February 2024	1 month SOFR + 0.90%	February 2025	200	—

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Debt and Credit Agreements
Long-Term Debt
Debt Issuances and Redemptions
During the three months ended March 31, 2024, the following long-term debt was issued (redeemed):

Type	Interest Rate	Maturity	Amount
Green Senior Notes(a)	5.75%	March 2054	$900
Energy Efficiency Project Financing(b)	2.20% - 4.96%	September 2024 - October 2024	1
Continental Wind Nonrecourse Debt	6.00%	February 2033	(15)
West Medway II Nonrecourse Debt	1 month SOFR + 3.225%	March 2026	(8)
Antelope Valley DOE Nonrecourse Debt	2.29% - 3.56%	January 2037	(6)
RPG Nonrecourse Debt	4.11%	March 2035	(3)
Total long-term debt issued (redeemed)			$869
__________
(a)The Green Senior Notes were issued to finance or refinance, in whole or in part, one or more new or existing Eligible Projects. Eligible Projects are defined as investments and expenditures made by us in the 24 months prior to or after the issuance of the notes within the following eligible green categories: clean generation fleet, clean hydrogen, energy storage, and clean commercial offerings.
(b)Energy Efficiency Project Financing represents funding to install energy conservation measures. The maturity dates represent the expected date of project completion, upon which the respective customer assumes the outstanding debt.
Debt Covenants
As of March 31, 2024, we are in compliance with all debt covenants.
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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following table presents the carrying amounts and fair values of our long-term debt and the SNF obligation as of March 31, 2024 and December 31, 2023. We have no financial liabilities classified as Level 1.
The carrying amounts of the short-term liabilities as presented in the Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	March 31, 2024				December 31, 2023
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year	$8,474	$7,966	$742	$8,708	$7,617	$7,140	$774	$7,914
SNF Obligation	1,313	1,256	—	1,256	1,296	1,222	—	1,222

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities
Valuation Techniques Used to Determine Fair Value
Our valuation techniques used to measure the fair value of the assets and liabilities are in accordance with the policies discussed in Note 18 — Fair Value of Financial Assets and Liabilities of our 2023 Form 10-K.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following table present assets and liabilities measured and recorded at fair value in the Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$39	$—	$—	$39	$42	$—	$—	$42
NDT fund investments
Cash equivalents(b)	248	107	—	355	356	87	—	443
Equities	4,944	1,948	1	6,893	4,574	1,990	1	6,565
Fixed income	2,050	1,594	316	3,960	2,043	1,523	277	3,843
Private credit	—	—	143	143	—	—	151	151
Assets measured at NAV	—	—	—	5,654	—	—	—	5,396
NDT fund investments subtotal(c)	7,242	3,649	460	17,005	6,973	3,600	429	16,398
Rabbi trust investments	50	35	1	86	48	33	1	82
Investments in equities	419	—	—	419	372	—	—	372
Mark-to-market derivative assets
Economic hedges	2,073	5,526	3,335	10,934	2,330	5,821	3,143	11,294
Proprietary trading	—	—	1	1	—	—	2	2
Effect of netting and allocation of collateral(d)	(1,776)	(4,852)	(2,301)	(8,929)	(1,996)	(5,195)	(1,931)	(9,122)
Mark-to-market derivative assets subtotal	297	674	1,035	2,006	334	626	1,214	2,174
DPP consideration	—	1,375	—	1,375	—	1,216	—	1,216
Total assets measured at fair value	8,047	5,733	1,496	20,930	7,769	5,475	1,644	20,284
Total assets	8,047	5,733	1,496	20,930	7,769	5,475	1,644	20,284
Liabilities
Mark-to-market derivative liabilities
Economic hedges	(2,335)	(6,531)	(3,312)	(12,178)	(2,681)	(7,154)	(2,736)	(12,571)
Proprietary trading	—	—	—	—	—	—	(2)	(2)
Effect of netting and allocation of collateral(d)	2,260	5,976	2,795	11,031	2,587	6,542	2,393	11,522
Mark-to-market derivative liabilities subtotal	(75)	(555)	(517)	(1,147)	(94)	(612)	(345)	(1,051)
Deferred compensation obligation	—	(83)	—	(83)	—	(69)	—	(69)
Total liabilities	(75)	(638)	(517)	(1,230)	(94)	(681)	(345)	(1,120)
Total net assets	$7,972	$5,095	$979	$19,700	$7,675	$4,794	$1,299	$19,164
__________
(a)CEG Parent has $55 million and $54 million of Level 1 cash equivalents as of March 31, 2024 and December 31, 2023, respectively. We exclude cash of $539 million and $349 million as of March 31, 2024 and December 31, 2023, respectively, and restricted cash of $46 million and $49 million as of March 31, 2024 and December 31, 2023, respectively. CEG Parent has excluded an additional $5 million and $2 million of cash as of March 31, 2024 and December 31, 2023, respectively.
(b)Includes net liabilities of $351 million and $115 million as of March 31, 2024 and December 31, 2023, respectively, which include certain derivative assets that have notional amounts of $126 million and $64 million as of March 31, 2024 and December 31, 2023, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, repurchase agreement obligations, and payables related to pending securities purchases. The repurchase agreements are generally short-term in nature with durations generally of 30 days or less.
(c)Includes derivative assets and liabilities that are not material, which have total notional amounts of $882 million and $884 million as of March 31, 2024 and December 31, 2023, respectively. The notional principal amounts provide one measure of the transaction volume outstanding as of the periods ended and do not represent the amount of our exposure to credit or market loss.
(d)Includes $1,331 million and $1,712 million of variation margin posted on the exchanges as of March 31, 2024 and December 31, 2023, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities
As of March 31, 2024, our NDTs have outstanding commitments to invest in private credit, private equity, and real estate investments of $372 million, $86 million, and $366 million, respectively. These commitments will be funded by our existing NDT funds.
Equity Security Investments without Readily Determinable Fair Values. We hold investments without readily determinable fair values with carrying amounts of $113 million and $103 million as of March 31, 2024 and December 31, 2023, respectively. Changes in fair value, cumulative adjustments, and impairments were not material for the three months ended March 31, 2024 and the year ended December 31, 2023.
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31, 2024
	NDT Fund Investments	Mark-to-Market Derivatives		Life Insurance Contracts	Total
Balance as of January 1, 2024	$429	$869		$1	$1,299
Total realized / unrealized gains (losses)
Included in net income (loss)	—	(306)	(a)	—	(306)
Included in Payable related to Regulatory Agreement Units	3	—		—	3
Change in collateral	—	33		—	33
Purchases, sales, issuances and settlements
Purchases	33	4		—	37
Sales	—	(44)		—	(44)
Settlements	(5)	(2)		—	(7)
Transfers into Level 3	—	9	(b)	—	9
Transfers out of Level 3	—	(45)	(b)	—	(45)
Balance as of March 31, 2024	$460	$518		$1	$979
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of March 31, 2024	$—	$29		$—	$29

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities

	For the Three Months Ended March 31, 2023
	NDT Fund Investments	Mark-to-Market Derivatives		Life Insurance Contracts	Total
Balance as of January 1, 2023	$423	$219		$1	$643
Total realized / unrealized gains (losses)
Included in net income (loss)	—	506	(a)	—	506
Change in collateral	—	35		—	35
Purchases, sales, issuances and settlements
Purchases	—	66		—	66
Sales	—	(4)		—	(4)
Settlements	(2)	—		—	(2)
Transfers into Level 3	—	(8)	(b)	—	(8)
Transfers out of Level 3	—	(67)	(b)	—	(67)
Balance as of March 31, 2023	$421	$747		$1	$1,169
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of March 31, 2023	$—	$712		$—	$712
__________
(a)Includes a reduction of ($337) million and ($206) million for realized gains due to the settlement of derivative contracts for the three months ended March 31, 2024 and 2023, respectively.
(b)Transfers into and out of Level 3 generally occur when the contract tenor becomes less and more observable, respectively, primarily due to changes in market liquidity or assumptions for certain commodity contracts.
The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	Operating Revenues		Purchased Power and Fuel		Other, net
	2024	2023	2024	2023	2024	2023
Total gains (losses) included in net income	$(172)	$547	$(136)	$(41)	$—	$—
Total unrealized gains (losses)	148	839	(119)	(127)	—	—

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities
Mark-to-Market Derivatives
The following table presents the significant inputs to the forward curve used to value these positions:

Type of trade	Fair Value as of March 31, 2024	Fair Value as of December 31, 2023	Valuation Technique	Unobservable Input	2024 Range & Arithmetic Average				2023 Range & Arithmetic Average
Mark-to-market derivatives—Economic hedges(a)(b)	$23	$407	Discounted Cash Flow	Forward power price	$7.99	-	$185	$48	$9.64	-	$216	$48
				Forward gas price	$0.28	-	$12	$3.23	$1.20	-	$14	$3.09
			Option Model	Volatility percentage	21%	-	75%	48%	23%	-	200%	87%
__________
(a)The valuation techniques, unobservable inputs, ranges, and arithmetic averages are the same for the asset and liability positions.
(b)The fair values do not include cash collateral posted on Level 3 positions of $494 million and $462 million as of March 31, 2024 and December 31, 2023, respectively.

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
13. Commitments and Contingencies
Commitments
Commercial Commitments. Commercial commitments as of March 31, 2024, representing commitments potentially triggered by future events, were as follows:

		Expiration within
	Total	2024	2025	2026	2027	2028	2029 and beyond
Letters of credit	$1,932	$1,608	$204	$1	$4	$115	$—
Surety bonds(a)	816	674	142	—	—	—	—
Total commercial commitments	$2,748	$2,282	$346	$1	$4	$115	$—
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
As of March 31, 2024 and December 31, 2023, we had accrued undiscounted amounts for environmental liabilities of $145 million and $149 million, respectively, in Accounts payable and accrued expenses and Other deferred credits and other liabilities in the Consolidated Balance Sheets. See Note 19 — Commitments and Contingencies of our 2023 Form 10-K for additional information on environmental remediation matters. As of March 31, 2024, and through the date of filing, there have been no significant developments to the matters discussed in our 2023 Form 10-K.
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
See Note 19 — Commitments and Contingencies of our 2023 Form 10-K for additional information on litigation matters. As of March 31, 2024, and through the date of filing, there have been no significant developments to the matters discussed in our 2023 Form 10-K.
Asbestos Personal Injury Claims. We maintain a reserve for claims associated with asbestos-related personal injury actions at certain facilities that are currently owned by us or were previously owned by ComEd, PECO, or BGE. The estimated liabilities are recorded on an undiscounted basis and exclude the estimated legal costs associated with handling these matters, which could be material.
At both March 31, 2024 and December 31, 2023, we recorded estimated liabilities of approximately $131 million in total for asbestos-related bodily injury claims. As of March 31, 2024, approximately $18 million of this amount related to 219 open claims presented to us, while the remaining $113 million is for estimated future asbestos-related bodily injury claims anticipated to arise through 2055, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, we monitor actual experience against the number of forecasted claims to be received and expected claim payments and evaluate whether adjustments to the estimated liabilities are necessary.
14. Shareholders' Equity
Share Repurchase Program (CEG Parent)
During 2023, our Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock. On April 30, 2024, our Board of Directors approved a $1 billion increase to the program, authorizing up to $3 billion in total repurchases. As of the date of filing, there was approximately $1.5 billion of remaining authority to repurchase shares of the Company's outstanding common stock. No other repurchase plans or programs have been authorized. See Note 20 - Shareholders' Equity of our 2023 Form 10-K for additional information on our share repurchase program.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Shareholders' Equity
During the three months ended March 31, 2024 and 2023, we repurchased from the open market 1.2 million and 3.2 million shares, respectively, of our common stock for a total cost, inclusive of taxes and transaction costs, of $150 million and $251 million, respectively.
In March 2024, we entered into an ASR agreement with a financial institution to initiate share repurchases of our common stock for $354 million, inclusive of taxes and other transaction costs. Under the ASR agreement, we received an initial share delivery of approximately 1.7 million shares of our common stock, which resulted in an immediate reduction in the number of our shares outstanding. The remaining shares will be delivered upon completion of the transaction in May 2024 and will be based on the average of the daily-volume weighted average prices of our common stock during the term, less a discount.
Changes in Accumulated Other Comprehensive Loss (All Registrants)
The following tables present changes in AOCI, net of tax, by component:

Three Months Ended March 31, 2024	Gains (losses) on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Beginning balance	$(10)	$(2,157)	$(24)	$(2,191)
OCI before reclassifications	—	(3)	(3)	(6)
Amounts reclassified from AOCI	—	17	—	17
Net current-period OCI	—	14	(3)	11
Ending balance	$(10)	$(2,143)	$(27)	$(2,180)

Three Months Ended March 31, 2023	Gains (losses) on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Beginning balance	$(9)	$(1,725)	$(26)	$(1,760)
OCI before reclassifications	—	(53)	—	(53)
Amounts reclassified from AOCI	—	5	—	5
Net current-period OCI	—	(48)	—	(48)
Ending balance	$(9)	$(1,773)	$(26)	$(1,808)
__________
(a)AOCI amounts are included in the computation of net periodic pension and OPEB cost. See Note 9 — Retirement Benefits for additional information. See our Statements of Operations and Comprehensive Income for individual components of AOCI.
The following table presents income tax (expense) benefit allocated to each component of our other comprehensive income (loss):

	Three Months Ended March 31,
	2024	2023
Pension and non-pension postretirement benefit plans:
Actuarial loss reclassified to periodic benefit cost	$(6)	$(2)
Pension and non-pension postretirement benefit plans valuation adjustment	2	18
15. Variable Interest Entities
At March 31, 2024 and December 31, 2023, we consolidated several VIEs or VIE groups for which we are the primary beneficiary (see Consolidated VIEs below) and had significant interests in several other VIEs for which we do not have the power to direct the entities’ activities and, accordingly, we were not the primary beneficiary

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Variable Interest Entities
(see Unconsolidated VIEs below). Consolidated and unconsolidated VIEs are aggregated to the extent that the entities have similar risk profiles.
Consolidated VIEs
The table below shows the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated financial statements as of March 31, 2024 and December 31, 2023. The assets, except as noted in the footnotes to the table below, can only be used to settle obligations of the VIEs. The liabilities, except as noted in the footnotes to the table below, are such that creditors, or beneficiaries, do not have recourse to our general credit.

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$73	$48
Restricted cash and cash equivalents	37	47
Accounts receivable
Customer accounts receivable	24	19
Other accounts receivable	9	10
Inventories, net
Materials and supplies	14	14
Other current assets	1,407	1,249
Total current assets	1,564	1,387
Property, plant, and equipment, net	1,961	1,979
Other noncurrent assets	161	166
Total noncurrent assets	2,122	2,145
Total assets(a)	$3,686	$3,532

Long-term debt due within one year	$64	$63
Accounts payable	16	11
Accrued expenses	20	20
Other current liabilities	2	—
Total current liabilities	102	94
Long-term debt	679	704
Asset retirement obligations	192	190
Other noncurrent liabilities	2	2
Total noncurrent liabilities	873	896
Total liabilities	$975	$990
__________
(a)Our balances include unrestricted assets for current unamortized energy contract assets of $22 million and $22 million, disclosed within other current assets in the table above and noncurrent unamortized energy contract assets of $150 million and $155 million, disclosed within other noncurrent assets in the table above as of March 31, 2024 and December 31, 2023, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Variable Interest Entities
As of March 31, 2024 and December 31, 2023, our consolidated VIEs included the following:

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
As of March 31, 2024 and December 31, 2023, we had significant unconsolidated variable interests in several VIEs for which we were not the primary beneficiary. These interests include certain equity method investments and certain commercial agreements.
The following table presents summary information about our significant unconsolidated VIE entities:

	March 31, 2024			December 31, 2023
	Commercial Agreement VIEs	Equity Investment VIEs	Total	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$672	$—	$672	$704	$—	$704
Total liabilities(a)	64	—	64	77	—	77
Our ownership interest in VIE(a)	—	—	—	—	—	—
Other ownership interests in VIE(a)	608	—	608	627	—	627
__________
(a)These items represent amounts on the unconsolidated VIE balance sheets, not in the Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs. We do not have any exposure to loss as we do not have a carrying amount in the equity investment VIEs as of March 31, 2024 and December 31, 2023.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Variable Interest Entities
As of March 31, 2024 and December 31, 2023 the unconsolidated VIEs consist of:

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
16. Supplemental Financial Information
Supplemental Statement of Operations Information
The following tables provide additional information about items recorded in the Consolidated Statements of Operations and Comprehensive Income.

	Operating revenues
	Three Months Ended March 31,
	2024	2023
Operating lease income	$4	$4
Variable lease income	52	58

	Taxes other than income taxes
	Three Months Ended March 31,
	2024	2023
Gross receipts(a)	$33	$33
Property	66	56
Payroll	38	34
__________
(a)Represent gross receipts taxes related to our retail operations. The offsetting collection of gross receipts taxes from customers is recorded in Operating revenues in the Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Supplemental Financial Information

	Other, net
	Three Months Ended March 31,
	2024	2023
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory Agreement Units	$166	$314
Non-Regulatory Agreement Units	83	194
Net unrealized losses on NDT funds
Regulatory Agreement Units	225	29
Non-Regulatory Agreement Units	134	18
Regulatory offset to NDT fund-related activities(b)	(312)	(275)
Total decommissioning-related activities	296	280
Non-service net periodic benefit credit(c)	(2)	14
Net realized and unrealized gains (losses) from equity investments	47	(5)
Other(d)	21	25
Total Other, net	$362	$314
__________
(a)Realized income includes interest, dividends and realized gains and losses on sales of NDT fund investments.
(b)Includes the elimination of decommissioning-related activities and the elimination of income taxes related to all NDT fund activity for the Regulatory Agreement Units.
(c)The non-service credit (cost) components are included in Other, net, in accordance with single employer plan accounting. See Note 9 — Retirement Benefits for additional information.
(d)Includes amounts we billed Exelon for services pursuant to the TSA.
Supplemental Cash Flow Information
The following tables provide additional information about items recorded within our Consolidated Statements of Cash Flows.

	Depreciation, amortization, and accretion
	Three Months Ended March 31,
	2024	2023
Property, plant, and equipment(a)	$300	$262
Amortization of intangible assets, net(a)	6	5
Amortization of energy contract assets and liabilities(b)	5	9
Nuclear fuel(c)	216	186
ARO accretion(d)	167	143
Total depreciation, amortization, and accretion	$694	$605
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Supplemental Financial Information

	Other non-cash operating activities
	CEG Parent		Constellation
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Other decommissioning-related activity(a)	$(161)	$(136)	$(161)	$(136)
Energy-related options(b)	27	93	27	93
(Gain) loss on sale of receivables	14	20	14	20
Amortization of operating ROU asset	8	8	8	8
Long-term incentive plan	20	12	—	—
Pension and non-pension postretirement benefit costs	28	12	28	12
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

	CEG Parent	Constellation
March 31, 2024
Cash and cash equivalents	$562	$557
Restricted cash and cash equivalents	83	67
Total cash, restricted cash, and cash equivalents	$645	$624

December 31, 2023
Cash and cash equivalents	$368	$366
Restricted cash and cash equivalents	86	74
Total cash, restricted cash, and cash equivalents	$454	$440

March 31, 2023
Cash and cash equivalents	$237	$236
Restricted cash and cash equivalents	99	91
Total cash, restricted cash, and cash equivalents	$336	$327
For additional information on restricted cash, see Note 1 — Basis of Presentation of our 2023 Form 10-K.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Supplemental Financial Information
Supplemental Balance Sheet Information
The following table provides additional information about items recorded within our Consolidated Balance Sheets.

	Accounts payable and accrued expenses
March 31, 2024	CEG Parent	Constellation
Accounts payable	$1,309	$1,296
Compensation-related accruals(a)	358	237
Taxes accrued(b)	370	356

December 31, 2023
Accounts payable	$1,302	$1,289
Compensation-related accruals(a)	680	576
Taxes accrued	399	390
__________
(a)Primarily includes accrued payroll, bonuses and other incentives, vacation, and benefits.
(b)Includes $66 million related to nuclear PTC that was used to offset the current tax liability. See Note 5 — Government Assistance for additional information on the nuclear PTC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except per share data, unless otherwise noted)
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
Significant Transactions and Developments
Nuclear PTC
As a result of the enactment of the IRA, we qualify for certain federal government incentives through eligible activities. These incentives include both refundable and transferable tax credits. Beginning in 2024, our nuclear units are eligible for a PTC extending through 2032. The nuclear PTC provides a transferable credit up to $15 per MWh (a base credit of $3 per MWh with a five times multiplier provided certain prevailing wage requirements are met) and is subject to phase-out when annual gross receipts are between $25.00 per MWh and $43.75 per MWh. We have determined that we will meet the annual prevailing wage requirements at all our nuclear units and are eligible for the five times multiplier. Both the amount of the PTC and the gross receipts thresholds adjust annually for inflation over the duration of the program, and the benefits of the PTC may be realized through a credit against our federal income taxes or transferred via sale to an unrelated party. For the three months ended March 31, 2024, our Consolidated Statements of Operations and Comprehensive Income includes an estimate of $304 million in Operating revenues for nuclear PTC earned based on qualifying production volumes during the period. See Note 5 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information.
Share Repurchase Program
On April 30, 2024, our Board of Directors approved a $1 billion increase to the previously announced share repurchase program, authorizing total repurchases of up to $3 billion. As of the date of filing, we have purchased a total of approximately 13.5 million shares for a total cost of $1.5 billion, with remaining authority to purchase up to $1.5 billion of the Company's outstanding common stock. See Note 14 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
Other Key Business Drivers
Russia and Ukraine Conflict
We are closely monitoring developments of the ongoing Russia and Ukraine conflict, including United States, United Kingdom, European Union, and Canadian sanctions, and legislation that may impact exports and imports of Russian nuclear fuel supply and enrichment activities, as well as the potential for Russia to limit energy deliveries. We are cognizant of the recent passage of the U.S. legislation known as “Prohibiting Russian Uranium Imports Act” that is expected to be signed by the President. Among its provisions, the legislation bans the import of low-enriched uranium into the U.S. that is produced in Russia or by Russian entities, absent a waiver from the DOE. The passage of this bill will allow the Department of Energy to begin the process of distributing billions of dollars that were previously appropriated to support expansion of the domestic nuclear fuel cycle within the United States to improve carbon-free energy security. To-date, our nuclear fuel deliveries have not been affected by the Russia and Ukraine conflict. Our nuclear fuel is obtained predominantly through long-term uranium supply and service contracts. We work with a diverse set of domestic and international suppliers years in advance to procure our nuclear fuel and generally have enough nuclear fuel to support all our refueling needs for multiple years regardless of sanctions. Recognizing the potential for the continuing conflict to impact our longer-term security and cost of supply, we have entered into contracts to increase the size of our nuclear fuel inventory. We are taking this affirmative action by working with our diverse set of suppliers to ensure we can secure the nuclear fuel needed to continue to operate our nuclear fleet long-term and provide the necessary fuel to bridge potential

Russian supply disruption into 2029, which is the date multiple suppliers are expected to have incremental additional capacity online.
Environmental Regulation
Regulation of GHGs from Power Plants under the Clean Air Act. In April 2024, EPA issued a final rule that regulates greenhouse gases from existing coal, new natural gas fired power plants, and existing oil/gas steam generators under Clean Air Act section 111. The applicable standards are subcategorized by retirement date for existing coal and capacity factor for existing gas. We are evaluating market impacts of this rule, which will be affected by upcoming state implementation and expected litigation. EPA is soliciting comment on approaches for regulating GHGs from existing gas plants in a docket that closes in May 2024.
Critical Accounting Policies and Estimates
Management makes a number of significant estimates, assumptions, and judgements in the preparation of our financial statements. At March 31, 2024, our critical accounting policies and estimates had not changed significantly from December 31, 2023, with the exception of accounting for government grants and disclosure of government assistance. See Note 5 — Government Assistance of the Combined Notes to Consolidated Financial Statements and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in our 2023 Form 10-K for further information.
Financial Results of Operations
GAAP Results of Operations. The following table sets forth our consolidated GAAP Net Income (Loss) Attributable to Common Shareholders for the three months ended March 31, 2024 compared to the same period in 2023. For additional information regarding the financial results for the three months ended March 31, 2024 and 2023 see the discussions of Results of Operations below.

	Three Months Ended March 31,		Favorable Variance
	2024	2023
GAAP Net Income (Loss) Attributable to Common Shareholders	$883	$96	$787

Adjusted (non-GAAP) Operating Earnings. We utilize Adjusted (non-GAAP) Operating Earnings (and/or its per share equivalent) in our internal analysis, and in communications with investors and analysts, as a consistent measure for comparing our financial performance and discussing the factors and trends affecting our business. The presentation of Adjusted (non-GAAP) Operating Earnings is intended to complement and should not be considered an alternative to, nor more useful than, the presentation of GAAP Net Income.
The table below provides a reconciliation of GAAP Net Income to Adjusted (non-GAAP) Operating Earnings. Adjusted (non-GAAP) Operating Earnings is not a standardized financial measure and may not be comparable to other companies’ presentations of similarly titled measures.

Unless otherwise noted, the income tax impact of each reconciling adjustment between GAAP Net Income (Loss) Attributable to Common Shareholders and Adjusted (non-GAAP) Operating Earnings is based on the marginal statutory federal and state income tax rates, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. For all adjustments except the NDT fund investment returns, which are included in decommissioning-related activities, the marginal statutory income tax rate was 25.1% for both the three months ended March 31, 2024 and 2023. Under IRS regulations, NDT fund investment returns are taxed at different rates for investments if they are in qualified or non-qualified funds. The effective tax rates for the unrealized gains and losses related to NDT funds were 54.8% and 129.2% for the three months ended March 31, 2024 and 2023, respectively. The following table provides a reconciliation between GAAP Net Income and Adjusted (non-GAAP) Operating Earnings for the three months ended March 31, 2024 compared to the same period in 2023.

	Three Months Ended March 31,
	2024		2023
		Earnings Per Share(a)		Earnings Per Share(a)
Net Income (Loss) Attributable to Common Shareholders	$883	$2.78	$96	$0.29
Unrealized (Gain) Loss on Fair Value Adjustments (net of taxes of $57 and $76, respectively)(b)	(170)	(0.53)	227	0.69
Plant Retirements and Divestitures (net of taxes of $4 and $6, respectively)	12	0.04	(19)	(0.06)
Decommissioning-Related Activities (net of taxes of $139 and $117, respectively)(c)	(67)	(0.21)	(74)	(0.23)
Pension & OPEB Non-Service (Credits) Costs (net of taxes of $1 and $3, respectively)	2	0.01	(10)	(0.03)
Separation Costs (net of taxes of $2 and $8, respectively)(d)	5	0.02	23	0.07
ERP System Implementation Costs (net of taxes of $1 and $1, respectively)(e)	4	0.01	2	0.01
Change in Environmental Liabilities (net of taxes of $— and $4, respectively)	—	—	12	0.04
Income Tax-Related Adjustments(f)	(88)	(0.28)	—	—
Noncontrolling Interests (net of taxes of $— and $—, respectively)(g)	(2)	(0.01)	(1)	—
Adjusted (non-GAAP) Operating Earnings	$579	$1.82	$256	$0.78
__________
(a)Amounts may not sum due to rounding. Earnings per share amount is based on average diluted common shares outstanding of 318 million and 328 million for the three months ended March 31, 2024 and 2023, respectively.
(b)Includes mark-to-market on economic hedges, interest rate swaps, and fair value adjustments related to gas imbalances and equity investments.
(c)Reflects all gains and losses associated with NDTs, ARO accretion, ARC depreciation, ARO remeasurement, and impacts of contractual offset for Regulatory Agreement Units.
(d)Represents certain incremental costs related to the separation (system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation), including a portion of the amounts billed to us pursuant to the TSA.
(e)Reflects costs related to a multi-year ERP system implemented in the first quarter of 2024.
(f)Primarily reflects the adjustment to deferred income taxes due to changes in forecasted apportionment.
(g)Represents elimination of the noncontrolling interests related to certain adjustments.

Results of Operations

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2024	2023
Operating revenues	$6,161	$7,565	$(1,404)
Operating expenses
Purchased power and fuel	3,417	5,729	2,312
Operating and maintenance	1,486	1,432	(54)
Depreciation and amortization	306	267	(39)
Taxes other than income taxes	139	132	(7)
Total operating expenses	5,348	7,560	2,212
Gain (loss) on sales of assets and businesses	—	26	26
Operating income (loss)	813	31	782
Other income and (deductions)
Interest expense, net	(127)	(107)	(20)
Other, net	362	314	48
Total other income and (deductions)	235	207	28
Income (loss) before income taxes	1,048	238	810
Income tax (benefit) expense	165	131	(34)
Equity in income (losses) of unconsolidated affiliates	—	(5)	5
Net income (loss)	883	102	781
Net income (loss) attributable to noncontrolling interests	—	6	(6)
Net income (loss) attributable to common shareholders	$883	$96	787
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023. The variance in Net income (loss) attributable to common shareholders was favorable by $787 million primarily due to:
•Favorable mark-to-market activity and other fair value adjustments;
•Favorable net market and portfolio conditions primarily driven by increased load and generation-to-load optimization;
•Favorable nuclear PTCs related to the IRA beginning in 2024; and
•Favorable impacts of nuclear outages.
The favorable items were partially offset by:
•Unfavorable ZEC and CMC program revenues primarily due to lower pricing in the current year, as well as estimated refunds required by certain state sponsored programs in connection with the nuclear PTCs; and
•Higher labor, contracting and materials.
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

For the three months ended March 31, 2024 compared to 2023, Operating revenues were as follows:

	Three Months Ended March 31,
	2024	2023	Variance	% Change(a)
Mid-Atlantic	$1,242	$1,245	$(3)	(0.2)%
Midwest	1,094	1,032	62	6.0%
New York	513	535	(22)	(4.1)%
ERCOT	321	169	152	89.9%
Other Power Regions	1,624	1,791	(167)	(9.3)%
Total reportable segment electric revenues	4,794	4,772	22	0.5%
Other	1,303	1,864	(561)	(30.1)%
Mark-to-market gains (losses)	64	929	(865)
Total Operating revenues	$6,161	$7,565	$(1,404)	(18.6)%
__________
(a)% Change in mark-to-market is not a meaningful measure.

Sales and Supply Sources. Our sales and supply sources by region are summarized below:

	Three Months Ended March 31,
Supply Source (GWhs)	2024	2023	Variance	% Change
Nuclear Generation(a)
Mid-Atlantic	13,190	13,181	9	0.1%
Midwest	23,920	22,986	934	4.1%
New York	6,079	6,296	(217)	(3.4)%
ERCOT	2,202	—	2,202	100.0%
Total Nuclear Generation	45,391	42,463	2,928	6.9%
Natural Gas, Oil, and Renewables
Mid-Atlantic	868	722	146	20.2%
Midwest	339	339	—	—%
ERCOT(b)	3,516	3,286	230	7.0%
Other Power Regions	3,551	2,904	647	22.3%
Total Natural Gas, Oil, and Renewables	8,274	7,251	1,023	14.1%
Purchased Power
Mid-Atlantic	3,370	4,035	(665)	(16.5)%
Midwest	308	423	(115)	(27.2)%
ERCOT	665	1,351	(686)	(50.8)%
Other Power Regions	10,399	9,917	482	4.9%
Total Purchased Power	14,742	15,726	(984)	(6.3)%
Total Supply/Sales by Region
Mid-Atlantic	17,428	17,938	(510)	(2.8)%
Midwest	24,567	23,748	819	3.4%
New York	6,079	6,296	(217)	(3.4)%
ERCOT(b)	6,383	4,637	1,746	37.7%
Other Power Regions	13,950	12,821	1,129	8.8%
Total Supply/Sales by Region	68,407	65,440	2,967	4.5%
__________
(a)Includes the proportionate share of output where we have an undivided ownership interest in jointly-owned generating plants.
(b)2023 values have been revised from those previously reported to reflect gross generation inclusive of behind the meter consumption.

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

	Three Months Ended March 31,
	2024	2023
Nuclear fleet capacity factor	93.3%	92.8%
Refueling outage days	78	86
Non-refueling outage days	10	9

Nuclear PTC. Beginning in 2024, our nuclear units are eligible for a PTC extending through 2032. The nuclear PTC provides a transferable credit up to $15 per MWh (a base credit of $3 per MWh with a five times multiplier provided certain prevailing wage requirements are met) and is subject to phase-out when annual gross receipts are between $25.00 per MWh and $43.75 per MWh. We have determined that we will meet the annual prevailing wage requirements at all our nuclear units and are eligible for the five times multiplier. Both the amount of the PTC and the gross receipts thresholds adjust for inflation after 2024 through the duration of the program based on the GDP price deflator for the preceding calendar year. The benefits of the PTC may be realized through a credit against our federal income taxes or transferred via sale to an unrelated party.
Many of the state sponsored programs (i.e., ZECs and CMCs) providing compensation for the emissions-free attributes of generation from certain of our nuclear units include contractual or other provisions that require us to refund that compensation up to the amount of the nuclear PTC received or pass through the entirety of the nuclear PTC received. See Note 5 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information on the nuclear PTC.
ZEC Prices. We are compensated through state programs for the carbon-free attributes of our nuclear generation. ZEC programs are a significant contributor to our total operating revenues. The following table includes the average ZEC reference prices ($/MWh) for each of our major regions in which state programs have been enacted. Prices reflect the weighted average price for the various delivery periods within the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
State (Region)(a)	2024	2023	Variance	% Change
New Jersey (Mid-Atlantic)(b)	$10.00	$9.88	$0.12	1.2%
Illinois (Midwest)	0.30	12.01	(11.71)	(97.5)%
New York (New York)	18.27	21.38	(3.11)	(14.5)%
__________
(a)See ITEM 1. BUSINESS, Environmental Matters of our 2023 Form 10-K for additional information on the plants receiving payments through state programs.
(b)The ZEC price is expected to be $10.00/MWh for each delivery period and is subject to an annual update once full year generation is known. Following the latest annual update, on August 16, 2023 the ZEC price for the delivery period beginning June 1, 2022 through May 31, 2023 was calculated to be $9.88.
Illinois CMC Price. The price received (paid) for each CMC is determined by the IPA monthly and is based on the accepted CMC bid, less the sum of (a) monthly weighted average PJM Busbar price, (b) ComEd zone capacity price and (c) any federal tax credit or subsidy received and is subject to a customer protection cap ($30.30 per MWh for initial delivery period June 1, 2022 through May 31, 2023 and $32.50 per MWh for the period June 1, 2023 through May 31, 2024). If the monthly CMC price per MWh calculation results in a net positive value, ComEd will multiply that value by the delivered quantity and pay the total to us. If the CMC price per MWh calculation results in a net negative value, we will multiply this value by the delivered quantity and pay the net value to ComEd. The average CMC prices per MWh were $7.55 and $1.51 for the three months ended March 31, 2024 and 2023, respectively.

Capacity Prices. We participate in capacity auctions in each of our major regions, except ERCOT which does not have a capacity market. We also incur capacity costs associated with load served, which are factored into customer sales prices. Capacity prices have a significant impact on our operating revenues and purchased power and fuel expense. We report capacity on a net monthly basis within each region in either Operating revenues or Purchased power and fuel expense, depending on our net monthly position. The following table presents the average capacity prices ($/MW Day) for each of our major regions. Prices reflect the weighted average prices for the various auction periods within the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
Location (Region)	2024	2023	Variance	% Change
Eastern Mid-Atlantic Area Council (Mid-Atlantic)	$49.49	$97.86	$(48.37)	(49.4)%
ComEd (Midwest)	34.13	68.96	(34.83)	(50.5)%
Rest of State (New York)	106.52	103.67	2.85	2.7%
Southeast New England (Other)	66.67	126.67	(60.00)	(47.4)%
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

	Three Months Ended March 31,
Location (Region)	2024	2023	Variance	% Change
PJM West (Mid-Atlantic)	$34.25	$33.12	$1.13	3.4%
ComEd (Midwest)	26.07	26.80	(0.73)	(2.7)%
Central (New York)	34.88	30.16	4.72	15.6%
North (ERCOT)	25.72	23.25	2.47	10.6%
Southeast Massachusetts (Other)(a)	44.18	51.84	(7.66)	(14.8)%
__________
(a)Reflects New England, which comprises the majority of the activity in the Other region.

For the three months ended March 31, 2024 compared to 2023, changes in Operating revenues by region were approximately as follows:

	Three Months Ended March 31
	Variance	% Change(a)	Significant Drivers
Mid-Atlantic	$(3)	(0.2)%	• unfavorable wholesale load revenue of ($75) due to lower contracted energy prices and lower volumes; partially offset by • favorable estimated nuclear PTC revenue of $85
Midwest	62	6.0%
• favorable estimated nuclear PTC revenue of $200
• favorable settled economic hedges of $40 due to settled prices relative to hedged prices; partially offset by
• unfavorable net ZEC and CMC program revenue of ($100) due to decrease in ZEC price in current planning year and estimated pass through associated with nuclear PTC
• unfavorable net generation and wholesale load revenue of ($50) primarily due to lower load volume, partially offset by higher generation volumes and net capacity revenue

New York	(22)	(4.1)%	• no individually significant drivers
ERCOT	152	89.9%
• favorable settled economic hedges of $90 due to settled prices relative to hedged prices
• favorable net generation and wholesale load revenue of $75 due to higher load volumes and higher contracted energy prices

Other Power Regions	(167)	(9.3)%
• unfavorable wholesale load revenue of ($135) primarily due to lower contracted prices partially offset by higher load volume
• unfavorable settled economic hedges of ($55) due to settled prices relative to hedged prices

Other	(561)	(30.1)%	• unfavorable gas revenue, inclusive of settled economic hedges, of ($315) primarily due to lower gas prices
			• unfavorable revenues in the United Kingdom, inclusive of settled economic hedges, of ($215) primarily due to lower energy prices
Mark-to-market(b)	(865)		• gains on economic hedging activities of $64 in 2024 compared to gains of $929 in 2023
Total	$(1,404)	(18.6)%
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
Wholesale and retail natural gas activity, as well as other miscellaneous business activities that are not significant to overall results of operations are reported under Other and are not allocated to a region.

For the three months ended March 31, 2024 compared to 2023, Purchased power and fuel expense were as follows:

	Three Months Ended March 31,
	2024	2023	Variance	% Change(a)
Mid-Atlantic	$568	$554	$(14)	(2.5)%
Midwest	391	343	(48)	(14.0)%
New York	169	274	105	38.3%
ERCOT	112	117	5	4.3%
Other Power Regions	1,256	1,543	287	18.6%
Total electric purchased power and fuel	2,496	2,831	335	11.8%
Other	1,045	1,703	658	38.6%
Mark-to-market losses (gains)	(124)	1,195	1,319
Total Purchased power and fuel	$3,417	$5,729	$2,312	40.4%
__________
(a)% Change in mark-to-market is not a meaningful measure.
For the three months ended March 31, 2024 compared to 2023, changes in Purchased power and fuel expense by region were approximately as follows:

	Three Months Ended March 31
	Variance	% Change(a)	Significant Drivers
Mid-Atlantic	$(14)	(2.5)%	• no individually significant drivers
Midwest	(48)	(14.0)%	• no individually significant drivers
New York	105	38.3%	• favorable settlement of economic hedges of $125 due to settled prices relative to hedged prices
ERCOT	5	4.3%	• no individually significant drivers
Other Power Regions	287	18.6%	• favorable purchased power and fuel of $285 primarily due to lower energy prices partially offset by higher load served
Other	658	38.6%
• favorable net gas purchases, inclusive of settled economic hedges, of $470 primarily due to lower gas prices
• favorable purchases in the United Kingdom, inclusive of settled economic hedges, of $165 primarily due to lower energy prices

Mark-to-market(b)	1,319		• gains on economic hedging activities of $124 in 2024 compared to losses of ($1,195) in 2023
Total	$2,312	40.4%
.__________
(a)% Change in mark-to-market is not a meaningful measure.
(b)See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on mark-to-market gains and losses.

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31
2024 vs. 2023
Increase (Decrease)
Labor, contracting, and materials(a)	$111
Change in environmental liabilities	(16)
Separation costs	(23)
Nuclear refueling outage costs, including the co-owned Salem and STP generating units	(37)
Other	19
Total increase	$54
__________
(a)Primarily reflects increased employee-related costs, including labor and other incentives.
Other, net was favorable for the three months ended March 31, 2024 compared to the same period in 2023, due to activity described in the table below:

	Three Months Ended March 31,
	Income (Deductions)
	2024	2023
Decommissioning-related activities(a)	$296	$280
Non-service net periodic benefit credit(b)	(2)	14
Net realized and unrealized gains (losses) from equity investments	47	(5)
Other(c)	21	25
Other, net	$362	$314
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
(b)The non-service credit (cost) components are included in Other, net, in accordance with single employer plan accounting. See Note 9 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements for additional information.
(c)Includes amounts we billed Exelon for services pursuant to the TSA.

Effective income tax rates were 15.7% and 55.0% for the three months ended March 31, 2024 and 2023, respectively. The change in effective tax rate in 2024 is primarily due to the increase in pre-tax book income inclusive of the nuclear PTC, which is not taxable, and a state tax benefit due to a change in forecasted apportionment. See Note 8 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
All results included throughout the liquidity and capital resources section are presented on a GAAP basis.
Our operating and capital expenditures requirements are provided by internally generated cash flows from operations, the sale of certain receivables, as well as funds from external sources in the capital markets and through bank borrowings. Our business is capital intensive and requires considerable capital resources. We annually evaluate our financing plan and credit line sizing, focusing on maintaining our investment grade ratings while meeting our cash needs to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension and OPEB obligations, and invest in new and existing ventures. A broad spectrum of financing alternatives beyond the core financing options can be used to meet our needs and fund growth, including monetizing assets in the portfolio via project financing, asset sales, and the use of other financing structures (e.g., joint ventures, minority partners, etc.). Our access to external financing on reasonable terms depends on our credit ratings and current overall capital market business conditions. If these conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to credit facilities with aggregate bank commitments of $6.3 billion. We utilize our credit facilities to support our commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See the “Credit Matters and Cash Requirements” section below for additional information. We expect cash flows to be sufficient to meet operating expenses, financing costs, and capital expenditure requirements. See Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on our debt and credit agreements.
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
As of March 31, 2024, the TMI Unit 1 NDT is fully funded under the SAFSTOR scenario that is the planned decommissioning option, as described in the TMI Unit 1 PSDAR filed with the NRC on April 5, 2019. Additionally, as of March 31, 2024, we have adequate NDT funds for the remaining radiological decommissioning costs at Zion Station related to the Independent Spent Fuel Storage Installation. Decommissioning costs other than radiological may require funding from us. See Liquidity and Capital Resources — NRC Minimum Funding Requirements of our 2023 Form 10-K for information regarding the risk of additional financial assurance for shutdown units.
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

The following table provides a summary of the change in cash flows from operating activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Cash flows from operating activities	2024	2023	Change
Net income (loss)	$883	$102	$781
Adjustments to reconcile net income (loss) to cash:
Collateral received (posted), net	297	(261)	558
Option premiums received (paid), net	74	(23)	97
Pension and non-pension postretirement benefit contributions	(177)	(10)	(167)
Changes in working capital and other noncurrent assets and liabilities(a)	(2,037)	(1,433)	(604)
Total non-cash operating activities(b)	237	691	(454)
Net cash flows provided by (used in) operating activities	$(723)	$(934)	$211
_________
(a)Includes changes in Accounts receivable, Inventories, Accounts payable and accrued expenses, Income taxes, and Other assets and liabilities.
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
Changes in our cash flows from operations were generally consistent with changes in results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. Significant operating cash flow impacts for the three months ended March 31, 2024 and 2023 were as follows:
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
•Increase in cash outflows for pension and non-pension postretirement benefit contributions is primarily due to our annual qualified pension contribution of $161 million made in February 2024. See Note 9 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements for additional information on pension and non-pension postretirement benefit plans.
•A net increase in cash outflows for changes in working capital and other noncurrent assets and liabilities primarily relates to a decrease in Other assets and liabilities, primarily driven by an increase in cash collections applied to DPP causing an inverse change in other assets and liabilities, due to a decrease in the drawn customer accounts receivable Facility balance in 2024 compared to 2023. Additionally, there was an increase in Other deferred debits and other assets, mainly driven by the nuclear PTC in the current year. See Note 5 — Government Assistance and Note 6 — Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information on the nuclear PTC and the sales of customer accounts receivable, respectively.

Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Cash flows from investing activities	2024	2023	Change
Collection of DPP, net	$1,644	$926	$718
Acquisitions of assets and businesses	(14)	(17)	3
Investment in NDT funds, net	(68)	(53)	(15)
Proceeds from sales of assets and businesses	7	24	(17)
Capital expenditures	(738)	(660)	(78)
Other investing activities	(1)	(1)	—
Net cash flows provided by (used in) investing activities	$830	$219	$611
Significant investing cash flow impacts for the three months ended March 31, 2024 and 2023 were as follows:
•Collection of DPP, net increased primarily due to the increased cash collections applied to DPP as a result of a decrease in the drawn Facility balance in 2024 compared to 2023. In addition, more cash collections were reinvested in the Facility in 2024. See Note 6 — Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information.
•Increase in capital expenditures are primarily due to the timing of cash expenditures for capital projects. See Liquidity and Capital Resources — Credit Matters and Cash Requirements of our 2023 Form 10-K for information for additional information on projected capital expenditure spending.
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Cash flows from financing activities	2024	2023	Change
Long-term debt, net	$868	$1,323	$(455)
Repurchases of common stock	(499)	(231)	(268)
Dividends paid on common stock	(112)	(93)	(19)
Changes in short-term borrowings, net	(135)	(454)	319
Other financing activities	(38)	(22)	(16)
Net cash flows provided by (used in) financing activities	$84	$523	$(439)
Significant financing cash flow impacts for the three months ended March 31, 2024 and 2023 were as follows:
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
•Refer to ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES in our 2023 Form 10-K for further information on dividend restrictions. See below for quarterly dividends declared.

•Changes in short-term borrowings, net, is driven by repayments on and issuances of notes due within one year of issuance. Refer to Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on short-term borrowings.
Dividends
Quarterly dividends declared by our Board of Directors during the three months ended March 31, 2024 and for the second quarter of 2024 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share
First Quarter of 2024	February 26, 2024	March 8, 2024	March 19, 2024	$0.3525
Second Quarter of 2024	May 1, 2024	May 29, 2024	June 10, 2024	$0.3525
Credit Matters and Cash Requirements
We fund liquidity needs for capital expenditures, working capital, energy hedging and other financial commitments through cash flows from operations, public debt offerings, commercial paper markets and large, diversified credit facilities. As of March 31, 2024, we have access to facilities with aggregate bank commitments of $6.3 billion. We had access to the commercial paper markets and had availability under our revolving credit facilities during the first quarter of 2024 to fund our short-term liquidity needs, when necessary. We routinely review the sufficiency of our liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. We closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I, ITEM 1A. RISK FACTORS of our 2023 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
We believe our cash flow from operating activities, access to credit markets and our credit facilities provide sufficient liquidity to support the estimated future cash requirements discussed below.
If we had lost our investment grade credit rating as of March 31, 2024, we would have been required to provide incremental collateral estimated to be approximately $1.9 billion to meet collateral obligations for derivatives, non-derivatives, NPNS, and applicable payables and receivables, net of the contractual right of offset under master netting agreements. A loss of investment grade credit rating would have required a three notch downgrade by S&P or Moody's from their current levels of BBB+ and Baa1, to BB+ and Ba1 or below, respectively. As of March 31, 2024, we had $3.0 billion of available capacity under our credit facilities and $0.6 billion of cash on hand. In the event of a credit downgrade below investment grade and a resulting requirement to provide incremental collateral exceeding available capacity under our credit facilities and cash on hand, we could be required to access additional liquidity through the capital markets. See Note 10 — Derivative Financial Instruments and Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
Pension and Other Postretirement Benefits
We consider various factors when making pension funding decisions, including actuarially-determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act, and management of the pension obligation. The Pension Protection Act requires the attainment of certain funding levels to avoid benefit restrictions (such as an inability to pay lump sums or to accrue benefits prospectively), and at-risk status (which triggers higher minimum contribution requirements and participant notification). The contributions below reflect a funding strategy to improve funded status with the objective of achieving 100% funded status over time. Based on this funding strategy and current market conditions, which are both subject to change, our annual qualified pension contribution was made in February 2024 for $161 million.

Unlike the qualified pension plans, our non-qualified pension plans are not funded, given that they are not subject to statutory minimum contribution requirements. OPEB plans are also not subject to statutory minimum contribution requirements, though we have funded certain parts of our plans. For our funded OPEB plans, we consider several factors in determining the level of our contributions, including liabilities management and levels of benefit claims paid. The estimated benefit payments to the non-qualified pension plans in 2024 are approximately $23 million and the planned contributions to the OPEB plans, including estimated benefit payments to unfunded plans, is $14 million. Refer to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources of our 2023 Form 10-K for additional information on pension and other postretirement benefits.
Cash Requirements for Other Financial Commitments
Refer to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources of our 2023 Form 10-K for additional information on our cash requirements for financial commitments.
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
Project Financing
Project financing is based upon a nonrecourse financial structure, in which project debt is paid back from the cash generated by a specific asset or portfolio of assets. Borrowings under these agreements are secured by the assets and equity of each respective project. Lenders do not have recourse against us in the event of a default. If a project financing entity does not maintain compliance with its specific debt covenants, there could be a requirement to accelerate repayment of the associated debt or other project-related borrowings earlier than the stated maturity dates. In these instances, if such repayment were not satisfied, or restructured, the lenders or security holders would generally have rights to foreclose against the project-specific assets and related collateral. The potential requirement to repay the debt or other borrowings earlier than otherwise anticipated could lead to impairments due to a higher likelihood of disposing of the respective project-specific assets significantly before the end of their useful lives. See Note 17 — Debt and Credit Agreements of our 2023 Form 10-K for additional information on project finance credit facilities and nonrecourse debt.
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

Our credit ratings from S&P and Moody's are BBB+ and Baa1, respectively, as of March 31, 2024. On March 22, 2024, Moody's raised our issuer credit rating to 'Baa1' from 'Baa2' citing confidence in our ability to maintain credit metrics and strong financial performance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in millions, unless otherwise noted)
We are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates, and equity prices. We manage these risks through risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. We report risk management issues to the Executive Committee and the Audit and Risk Committee of the Board of Directors. The following discussion serves as an update to ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK of our 2023 Annual Report on Form 10-K incorporated herein by reference.
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
In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on owned and contracted generation positions that have not been hedged. Beginning in 2024, our nuclear fleet is eligible for the nuclear PTC provided by the IRA, an important tool in managing commodity price risk for each nuclear unit not already receiving state support. The nuclear PTC provides increasing levels of support as unit revenues decline below levels established in the IRA and is further adjusted for inflation after 2024 through the duration of the program based on the GDP price deflator for the preceding calendar year. See Note 5 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information on the nuclear PTC.
In locations and periods where our load serving activities do not naturally offset existing generation portfolio risk, remaining commodity price exposure is managed through portfolio hedging activities. Portfolio hedging activities are generally concentrated in the prompt three years, when customer demand and market liquidity enable effective price risk mitigation. During this prompt three-year period, we seek to mitigate the price risk associated with our load serving contracts, non-nuclear generation, and any residual price risk for our nuclear generation that the nuclear PTC and state programs may not fully mitigate. We also enter transactions that further optimize the economic benefits of our overall portfolio.
The forecasted market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for our entire economic hedge portfolio associated with a $5/MWh reduction in the annual average around-the-clock energy price based on March 31, 2024 market conditions and hedged position results in an immaterial impact to net income (loss) for 2024 and 2025, respectively, largely due to the nuclear PTC. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Fuel Procurement
We procure natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel is obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services, or a combination thereof, including contracts sourced from Russia, and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make our procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. We engage a diverse set of suppliers to ensure we can secure the nuclear fuel needed to continue to operate our nuclear fleet long-term. Approximately 45% of our uranium concentrate requirements for the remainder of 2024 through 2029 are supplied by three suppliers. To-date, we have not experienced any counterparty credit risk associated with these suppliers stemming from the Russia and Ukraine conflict. In the event of non-performance by these or other suppliers, we believe that replacement uranium concentrate can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Geopolitical developments, including the Russia and Ukraine conflict and United States, United Kingdom, European Union, and Canadian sanctions against Russia, have the potential to impact delivery from multiple suppliers in the international uranium processing industry. Non-performance by these counterparties could have a material adverse impact on our consolidated financial statements. To-date, we have not experienced any delivery or non-performance issues from our suppliers, nor any degradation in the quality of fuel we have received, and we are closely monitoring developments from the conflict. See ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Other Key Business Drivers for more information on the Russia and Ukraine conflict.
Trading and Non-Trading Marketing Activities
The following table provides detail on changes in our commodity mark-to-market net asset or liability balance sheet position from December 31, 2023 to March 31, 2024. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings. This table excludes all NPNS contracts and does not segregate proprietary trading activity. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of March 31, 2024 and December 31, 2023.

Balance as of December 31, 2023(a)	$1,108
Total change in fair value of contracts recorded in result of operations	(451)
Reclassification to realized at settlement of contracts recorded in results of operations	639
Changes in allocated collateral	(298)
Net option premium paid (received)	(74)
Option premium amortization	(27)
Upfront payments and amortizations(b)	(55)
Balance as of March 31, 2024(a)	$842
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

	Maturities Within						Total Fair Value
	2024	2025	2026	2027	2028	2029 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$43	$103	$66	$16	$(6)	$—	$222
Prices provided by external sources (Level 2)	(151)	157	50	47	(1)	—	102
Prices based on model or other valuation methods (Level 3)	477	186	(93)	(62)	—	10	518
Total	$369	$446	$23	$1	$(7)	$10	$842
__________
(a)Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in the results of operations.
(b)Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $2,102 million at March 31, 2024.
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

RTOs and ISOs
We participate in all of the established wholesale energy markets that are administered by PJM, ISO-NE, NYISO, CAISO, MISO, SPP, AESO, and ERCOT. ERCOT is not subject to regulation by FERC but performs a similar function in Texas to that performed by RTOs and ISOs in markets regulated by FERC. In these areas, power and related products are traded through bilateral agreements between buyers and sellers and in the energy markets that are administered by the RTOs or ISOs, as applicable. In areas where there is no RTO or ISO to administer energy markets, electricity and related products are purchased and sold solely through bilateral agreements. For activity administered by an RTO or ISO, the RTO or ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the RTOs and ISOs may, under certain circumstances, require that losses arising from the default of one member be shared by the remaining participants. Non-performance or non-payment by a major member of an RTO or ISO could result in a material adverse impact on our consolidated financial statements.
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
Interest Rate and Foreign Exchange Risk
We use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. We may also utilize interest rate swaps to manage our interest rate exposure. A hypothetical 50 basis point increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would not have resulted in a material decrease in our pre-tax income for the three months ended March 31, 2024. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, we utilize foreign currency derivatives, which are typically designated as economic hedges. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
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
A hypothetical 25 basis points increase in interest rates and 10% decrease in equity prices would have resulted in a $934 million reduction in the fair value of our NDT trust assets as of March 31, 2024. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See Liquidity and Capital Resources section of ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 7 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements for additional information.
Our employee benefit plan trusts also hold investments in equity and debt securities. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in our 2023 Form 10-K for further information.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
During the first quarter of 2024, our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in periodic reports that we file or submit with the SEC. These disclosure controls and procedures have been designed to ensure that (a) information relating to our consolidated subsidiaries, is accumulated and made known to our management, including our principal executive officer and principal financial officer, by other employees as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.
Changes in Internal Control Over Financial Reporting
We continually strive to improve our disclosure controls and procedures to enhance the quality of our financial reporting and to maintain dynamic systems that change as conditions warrant. During the first quarter of 2024, we implemented a new ERP system for a majority of our financial accounting systems, which is expected to improve the efficiency of certain financial and related transaction processes. As part of the implementation of the ERP, we modified certain existing internal controls and implemented certain new controls in order to align our financial accounting processes with the new ERP system. We do not believe that any of these modifications or new controls have materially affected, or are reasonably likely to affect, our internal control over financial reporting. There have been no other changes in internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, any of our internal control over financial reporting.
PART II. OTHER INFORMATION
(Dollars in millions except per share data, unless otherwise noted)

ITEM 1.	LEGAL PROCEEDINGS
We are parties to various lawsuits and regulatory proceedings in the ordinary course of business. For information regarding material lawsuits and proceedings, see Note 13 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this report. Such descriptions are incorporated herein by these references.

ITEM 1A.	RISK FACTORS
At March 31, 2024, our risk factors were consistent with the risk factors described in our 2023 Form 10-K in ITEM 1A. RISK FACTORS.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (CEG Parent)
During 2023, our Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock. On April 30, 2024, our Board of Directors approved a $1 billion increase to the program, authorizing up to $3 billion in total repurchases. As of the date of filing, there was approximately $1.5 billion of remaining authority to repurchase shares of the Company's outstanding common stock. No other repurchase plans or programs have been authorized. See PART II - ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - Issuer Purchases of Equity Securities of our 2023 Form 10-K for additional information on our share repurchase program. As of March 31, 2024 and December 31, 2023, there was approximately $496 million and $1 billion of remaining authority to repurchase shares, respectively.
During the three months ended March 31, 2024, we repurchased from the open market 1.2 million shares of our common stock for a total cost, inclusive of taxes and transaction costs, of $150 million.
In March 2024 we entered into an ASR agreement with a financial institution to initiate share repurchases of our common stock for $354 million, inclusive of taxes and other transaction costs. Under the ASR agreement, we received an initial share delivery of approximately 1.7 million shares of our common stock, which resulted in an immediate reduction in the number of our shares outstanding. The remaining shares will be delivered upon completion of the transaction in May 2024 and will be based on the average of the daily-volume weighted average prices of our common stock during the term, less a discount.
The following table provides information regarding our share repurchases under the program during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(e)
January 1, 2024 to January 31, 2024(b)	888,609	$116.17	$896
February 1, 2024 to February 29, 2024(b)	349,580	129.47	850
March 1, 2024 to March 31, 2024(c)	1,662,214	—	496
Total(d)	2,900,403	$119.93	$496
__________
(a)We have not made any purchases of shares other than in connection with the publicly announced share repurchase program described above.
(b)Average price paid per share for open market transactions excludes taxes and commissions.
(c)Represents shares delivered under the ASR agreement. The total number of shares delivered and the average price per share under the ASR agreement will be determined at the end of the ASR period which is expected to occur in May 2024.
(d)Number of shares purchased includes 1.7 million shares received from the initial delivery under the ASR agreement. Average price paid per share information does not include this ASR transaction.
(e)Approximate dollar value of shares that may yet be purchased under the program includes taxes and commissions.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement" (as defined in Item 408 under Regulation S-K of the Exchange Act).

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

Exhibit No.	Description
4.1	Form of 5.750% Green Senior Note due March 15, 2054 (File No. 001-41137, Form 8-K dated March 15, 2024, Exhibit 4.1)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
* Filed herewith.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 filed by the following officers for the following companies:

Exhibit No.	Description
31-1	Filed by Joseph Dominguez for Constellation Energy Corporation

31-2	Filed by Daniel L. Eggers for Constellation Energy Corporation

31-3	Filed by Joseph Dominguez for Constellation Energy Generation, LLC

31-4	Filed by Daniel L. Eggers for Constellation Energy Generation, LLC

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 filed by the following officers for the following companies:

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
May 9, 2024

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
May 9, 2024