Form 10-K
period 2024-12-31
Constellation Energy Corp; CONSTELLATION ENERGY GENERATION LLC
filed 2025-02-18
CIK 1868275, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The estimated aggregate market value of the voting and non-voting common equity held by nonaffiliates of each registrant as of June 30, 2024 was as follows:

Constellation Energy Corporation	$62,564,709,888
Constellation Energy Generation, LLC	Not applicable
The number of shares outstanding of each registrant’s common stock as of January 31, 2025 was as follows:

Constellation Energy Corporation Common Stock, without par value	312,847,257
Constellation Energy Generation, LLC	Not applicable
Documents Incorporated by Reference
Portions of the Registrants’ Definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The Registrants expect to file the Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2024.

GLOSSARY OF TERMS AND ABBREVIATIONS
Constellation Energy Corporation and Related Entities
CEG Parent	Constellation Energy Corporation
Constellation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC)
Registrants	CEG Parent and Constellation, collectively
Antelope Valley	Antelope Valley Solar Ranch One
Continental Wind	Continental Wind LLC
CENG	Constellation Energy Nuclear Group, LLC
CR	Constellation Renewables, LLC
Crane	Crane Clean Energy Center (formerly known as Three Mile Island Unit 1)
CRP	Constellation Renewables Partners, LLC
FitzPatrick	James A. FitzPatrick nuclear generating station
Ginna	R. E. Ginna nuclear generating station
NER	NewEnergy Receivables LLC
NMP	Nine Mile Point nuclear generating station
RPG	Renewable Power Generation, LLC
STP	South Texas Project nuclear generating station
West Medway II	West Medway Generating Station II

Former Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
BSC	Exelon Business Services Company, LLC

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
ABO	Accumulated Benefit Obligation
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AEP Texas	American Electric Power Texas, Inc.
AESO	Alberta Electric Systems Operator
AOCI	Accumulated Other Comprehensive Income (Loss)
APBO	Accumulated Post-Retirement Benefit Obligation
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ASR	Accelerated Share Repurchase
Atomic Energy Act	Atomic Energy Act of 1954, as amended
Bcf	Billion cubic feet
C&I	Commercial and Industrial
CAISO	California ISO
CBAs	Collective Bargaining Agreements
CenterPoint	CenterPoint Energy Houston Electric, LLC
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
Clean Air Act	Clean Air Act of 1963, as amended
Clean Energy Law	Illinois Public Act 102-0062 signed into law on September 15, 2021
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CMC	Carbon Mitigation Credit
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
CORe	Constellation Offsite Renewables
DCPSC	District of Columbia Public Service Commission
DEPSC	Delaware Public Service Commission
DOE	United States Department of Energy
DOJ	United States Department of Justice
DPP	Deferred Purchase Price
EFEC	Emissions-Free Energy Certificate
EMT	Everett Marine Terminal
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
EROA	Expected Rate of Return on Assets
ERP	Enterprise Resource Program
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934. as amended
Federal Power Act	Federal Power Act of 1920, as amended
FERC	Federal Energy Regulatory Commission
Former ComEd Units	Braidwood, Byron, Dresden, LaSalle and Quad Cities nuclear generating units
Former PECO Units	Limerick, Peach Bottom, and Salem nuclear generating units
FRCC	Florida Reliability Coordinating Council
GAAP	Generally Accepted Accounting Principles in the United States
GDP	Gross Domestic Product

GHG	Greenhouse Gas
GW	Gigawatt
GWh	Gigawatt hour
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
IPA	Illinois Power Agency
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
ITC	Investment Tax Credit
kWh	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LLRW	Low-Level Radioactive Waste
LTIP	Long-Term Incentive Plan
MDE	Maryland Department of the Environment
MDPSC	Maryland Public Service Commission
MISO	Midcontinent Independent System Operator, Inc.
MRV	Market-Related Value
MW	Megawatt
MWh	Megawatt-hour
Mystic COS	Mystic Cost of Service Agreement
N/A	Not applicable
NASDAQ	Nasdaq Stock Market, LLC
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NGX	Natural Gas Exchange, Inc.
NJDEP	New Jersey Department of Environmental Protection
Non-Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NPDES	National Pollutant Discharge Elimination System
NPNS	Normal Purchase Normal Sale scope exception
NRC	Nuclear Regulatory Commission
NYISO	New York ISO
NYMEX	New York Mercantile Exchange
NYPSC	New York Public Service Commission
OCI	Other Comprehensive Income (Loss)
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PBO	Projected Benefit Obligation
Pension Protection Act (the Act)	Pension Protection Act of 2006
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PP&E	Property, Plant, and Equipment

PPA	Power Purchase Agreement
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act of 1957
PRP	Potentially Responsible Parties
PSEG	Public Service Enterprise Group Incorporated
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
RCRA	Resource Conservation and Recovery Act of 1976, as amended
REC	Renewable Energy Certificate (Credit), which is the environmental attribute associated with each megawatt hour of production from a qualified renewable energy source
Regulatory Agreement Units
Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting (includes the Former ComEd units, the Former PECO units, and STP)

RFP	Request for Proposal
RMP	Risk Management Policy
RNF	Operating Revenues Net of Purchased Power and Fuel Expense
RNG	Renewable Natural Gas
ROU	Right-of-use
RPS	Renewable Energy Portfolio Standards
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SERC	SERC Reliability Corporation (formerly Southeast Electric Reliability Council)
SNF	Spent Nuclear Fuel
SOA	Society of Actuaries
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
SPDES	State Pollutant Discharge Elimination System
SPP	Southwest Power Pool
STPNOC	STP Nuclear Operating Company
TMA	Tax Matters Agreement
TSA	Transition Services Agreement
TWh	Terawatt-hour
U.S. Court of Appeals for the D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
U.S. Treasury	U.S. Department of the Treasury
VEBA	Voluntary Employees' Beneficiary Associations
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council
ZEC	Zero Emission Credit

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
This Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. Words such as “could,” “may,” “expects,” “anticipates,” “will,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance, are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the proposed transaction between Constellation and Calpine Corporation, the expected closing of the proposed transaction and the timing thereof, the financing of the proposed transaction and the pro forma combined company and its operations, strategies and plans, enhancements to investment-grade credit profile, synergies, opportunities and anticipated future performance and capital structure, and expected accretion to earnings per share and free cash flow. Information adjusted for the proposed transaction should not be considered a forecast of future results.
Forward-looking statements are based on current expectations, estimates and assumptions that involve a number of risks and uncertainties that could cause actual results to differ materially from those projected. The factors that could cause actual results to differ materially from the forward-looking statements made by us include those factors discussed herein, including those factors discussed in (a) Part I, ITEM 1A. Risk Factors, (b) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (c) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 18 — Commitments and Contingencies, and (d) other factors discussed in filings with the SEC by the Registrants.
Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. Neither Registrant undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.
AVAILABLE INFORMATION
The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC. We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the SEC. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website at www.ConstellationEnergy.com. Information contained on our website shall not be deemed incorporated into, or to be a part of, this Report.

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
Our Business
We are the nation’s largest producer of reliable, emissions-free energy and a leading energy supplier to businesses, homes and public sector customers nationwide, including three-fourths of Fortune 100 companies. Our nuclear, hydro, wind, and solar generation facilities have the generating capacity to power the equivalent of 16 million homes, providing about 10 percent of the nation's clean energy in the United States. Our fleet is helping to accelerate the nation’s transition to a carbon-free future with more than 31,676 megawatts of capacity and an annual output that is nearly 90 percent carbon-free. We are committed to investing in innovative technologies to drive the transition to a reliable, sustainable and secure energy future. Our customer-facing business is one of the nation's largest competitive energy suppliers, offering innovative solutions to meet our customers' needs. We employ approximately 14,264 people, and do business in 48 states, the District of Columbia, Canada, and the United Kingdom.
Our Operations
We operate the largest carbon-free generation fleet in the nation and are one of the largest competitive electric generation companies in the nation, as measured by owned and contracted MWs. Collectively, the combined fleet is the cleanest large generation portfolio in the country (nearly 90% carbon-free based on generation output of electricity) according to the 2024 Ceres Benchmarking Air Emissions of the 100 Largest Electric Power Producers in the United States.

At December 31, 2024, our owned generating resources total capacity of 31,676 MWs consisted of the following:
__________
(a)Net generation capacity is stated at proportionate ownership share. See ITEM 2. PROPERTIES for additional information.
(b)Includes wind, hydroelectric, and solar generating assets.

In addition to the owned generating resources above, at December 31, 2024 we have contracted generation with a total capacity of 4,774 MWs, which represents electric supply procured under unit-specific agreements.
The following map illustrates the locations of our owned generation facilities as of December 31, 2024:
Our Owned Generation Fleet Map(a)(b)

Owned Assets
__________
(a)One symbol is included per location. Some locations may have multiple generating units. Locations in tight geographic proximity may appear as one symbol. Units that are not currently operational are not captured.
(b)Does not reflect Grand Prairie Generating Station (Gas/Other), located in Alberta, Canada.

We have five reportable segments, as described in the table below, representing the different geographic regions in which our owned generating resources are located and our customer-facing activities are conducted.

Segment(a)	Net Generation Capacity (MWs)(b)	% of Net Generation Capacity	Geographic Regions
Mid-Atlantic	10,387	33%	Eastern half of PJM, which includes New Jersey, Maryland, Virginia, West Virginia, Delaware, the District of Columbia, and parts of Pennsylvania and North Carolina
Midwest	11,608	37%	Western half of PJM and the United States footprint of MISO, excluding MISO’s Southern Region
New York	3,093	10%	NYISO
ERCOT	4,740	15%	Electric Reliability Council of Texas
Other Power Regions	1,848	5%	New England, South, West, and Canada
Total	31,676	100%
__________
(a)See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for additional information on reportable segments.
(b)Net generation capacity is stated at proportionate ownership share as of December 31, 2024. See ITEM 2. PROPERTIES for additional information.
The following table shows our total owned sources of electric supply of 208,434 GWhs and 202,474 GWhs for 2024 and 2023, respectively, which includes the proportionate share of output where we have an undivided ownership interest in jointly-owned generating plants.
_________
(a)Includes wind, hydroelectric, and solar generating assets.
In addition to the owned generation above, we also had purchased power from the spot energy markets that are administered by the RTOs/ISOs and bilateral transactions of 60,983 GWhs and 67,215 GWhs for the years ended December 31, 2024 and 2023, respectively. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information on electric supply sources.

Nuclear Facilities
Our nuclear fleet is the nation’s largest, with current generating capacity of approximately 22 GWs, producing 182 TWhs of zero-emissions electricity during 2024 – enough to power 16 million homes and avoid more than 122 million metric tons of carbon emissions according to the EPA GHG Equivalencies Calculator. We have ownership interests in 14 nuclear generating stations currently in service, consisting of 25 units. As of December 31, 2024, we wholly own all our nuclear generating stations, except for undivided ownership interests in five jointly-owned nuclear stations: Quad Cities (75% ownership), Peach Bottom (50% ownership), Salem (42.59% ownership), NMP Unit 2 (82% ownership), and STP (44% ownership), that are reflected in our consolidated financial statements relative to our proportionate ownership interest in each unit. See ITEM 2. PROPERTIES for additional information on our nuclear facilities.
In September 2024, we executed a 20-year PPA with Microsoft that will support the restart of Three Mile Island Unit 1, renamed as the Crane Clean Energy Center, which was retired in 2019 for economic reasons. Under the agreement, Microsoft will purchase the output generated from the renewed plant which includes energy, capacity and carbon-free attributes as part of its goal to help power its data centers in PJM with clean energy. The site, which is expected to be online in 2028, will have approximately 835 MWs of carbon-free capacity. The restart is subject to certain regulatory approvals, permitting, and obtaining a renewed operating license.
In November 2023, we acquired NRG South Texas LP, which owns a 44% undivided ownership interest in the jointly-owned STP. Other owners include City Public Service Board of San Antonio (CPS, 40%) and the City of Austin, Texas (Austin Energy, 16%). In May 2024, we executed a settlement agreement with CPS/City of San Antonio, Austin, and NRG Energy, Inc., the terms of which require we sell a 2% ownership interest in STP to CPS. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information regarding the acquisition of STP.
We operate all of our nuclear generating stations, except for the units at Salem and STP, which are operated by PSEG Nuclear, LLC (an indirect, wholly owned subsidiary of PSEG) and STPNOC, respectively. We have consistently operated our nuclear plants at best-in-class levels. During 2024, 2023, and 2022, our nuclear generating facilities achieved capacity factors(a) of 94.6%, 94.4%, and 94.8%, respectively, at ownership percentage. The nuclear capacity factor has been approximately four percentage points better than the industry average annually since 2013.
Capacity factors, which are significantly affected by the number and duration of refueling and non-refueling outages, can have a material impact on our results of operations. In 2024, we achieved an average refueling outage duration of 19 days for units we operate. We achieved an average refueling outage duration of 21 days in both 2023 and 2022, respectively, against industry averages of 38 and 40 days, respectively.
We manage our scheduled refueling outages to minimize their duration and to maintain high nuclear generating capacity factors, resulting in a stable supply position for our wholesale and retail power marketing activities. In 2024, 2023, and 2022, electric supply (in GWhs) generated from our nuclear generating facilities was 67%, 65%, and 64%, respectively, of our total electric supply.
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

__________
(a)Capacity factor is defined as the ratio of the actual output of a unit (or combination of units) over a period of time to its output if the unit had operated at net monthly mean capacity for that time period. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Financial Results of Operations for additional information.

We have original 40-year operating licenses from the NRC for each of our nuclear units and have received 20-year operating license renewals from the NRC for all our nuclear units except Clinton. PSEG and STPNOC have also received 20-year operating license renewals for the Salem and STP units, respectively. Peach Bottom has previously received a second 20-year license renewal from the NRC for Units 2 and 3, for a total 80-year term. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the status of Peach Bottom's license renewal.
The following table summarizes the current license expiration dates for our nuclear facilities currently in service:

Station	Unit	In-Service Date(a)	Current License Expiration
Braidwood	1	1988	2046
	2	1988	2047
Byron	1	1985	2044
	2	1987	2046
Calvert Cliffs	1	1975	2034
	2	1977	2036
Clinton(b)	1	1987	2027
Dresden(b)	2	1970	2029
	3	1971	2031
FitzPatrick	1	1975	2034
LaSalle	1	1984	2042
	2	1984	2043
Limerick	1	1986	2044
	2	1990	2049
NMP	1	1969	2029
	2	1988	2046
Peach Bottom(c)	2	1974	2033
	3	1974	2034
Quad Cities	1	1973	2032
	2	1973	2032
Ginna	1	1970	2029
Salem	1	1977	2036
	2	1981	2040
STP	1	1988	2047
	2	1989	2048
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
The operating license renewal process takes approximately four years from commencement, which includes approximately two years for us to develop the application and approximately two additional years for the NRC to review the application. Depreciation provisions are based on the estimated useful lives of the stations, which generally include expectations for an additional 20-year term beyond current license expiration, except for Calvert Cliffs, FitzPatrick, Limerick, NMP Unit 2, Salem, and STP, where depreciation provisions correspond with the expiration of the current NRC operating license denoted in the table above. See Note 3 — Regulatory

Matters and Note 8 — Property, Plant, and Equipment of the Combined Notes to Consolidated Financial Statements for additional information.
Natural Gas, Oil and Renewable Facilities (including Hydroelectric)
We operate approximately 10 GWs of natural gas, oil, hydroelectric, wind, and solar generation assets, which provide a mix of baseload, intermediate, and peak power generation. We wholly own all our natural gas, oil, and renewable generating stations, except for: (1) Wyman 4; (2) certain wind project entities; and (3) CRP. We operate all of these facilities, except for Wyman 4, which is operated by the principal owner, NextEra Energy Resources LLC, a subsidiary of NextEra Energy, Inc. See ITEM 2. PROPERTIES for additional information regarding these generating facilities and Note 21 — Variable Interest Entities of the Combined Notes to Consolidated Financial Statements for additional information regarding CRP, which is a VIE.
In 2024, 2023, and 2022, electric supply (in GWhs) generated from our owned natural gas, oil, and renewable generating facilities was 10%, 11%, and 10%, respectively, of our total electric supply. Our natural gas, oil and renewable fleet has similarly demonstrated a track record of strong performance with a Dispatch Match(a) of 97.4%, 98.5%, and 98.2% and Renewables Energy Capture(b) of 96.1%, 96.4%, and 96.5% in 2024, 2023, and 2022, respectively.
Natural gas, oil, wind and solar generation plants are generally not licensed, and therefore, the decision on when to retire plants is, fundamentally, a commercial one. FERC has the exclusive authority to license most non-federal hydropower projects located on navigable waterways or federal lands, or connected to the interstate electric grid, which include our Conowingo Hydroelectric Project (Conowingo) and Muddy Run Pumped Storage Facility Project (Muddy Run). Muddy Run's license expires on December 1, 2055 and is currently being depreciated over an estimated useful life that corresponds with the available license term. In March 2021, FERC issued a new 50-year license for Conowingo, which was subsequently vacated in December 2022; however, depreciation provisions continue to assume an estimated useful life through 2071 in anticipation of the license expiration date being restored. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the status of Conowingo's license.

__________
(a)Dispatch Match is used to measure the responsiveness of a unit to the market, expressed as the total actual energy revenue net of fuel cost relative to the total desired energy revenue net of fuel cost. Factors having an adverse effect on Dispatch Match include forced outages, derates, and failure to operate to the desired generation signal. Beginning in 2023, Dispatch Match reflects a change to remove the Conowingo run-of-river hydroelectric operational performance. Dispatch Match for 2022 was previously reported as 98.4%.
(b)Renewable Energy Capture is an indicator of how efficiently the installed assets capture the natural energy available from the wind, the sun, and water. Renewable Energy Capture represents an energy-based fraction, the numerator of which is the energy produced by the sum of the wind turbines, solar panels, and run-of-river hydroelectric operations in the year, and the denominator of which is the total expected energy to be produced during the year, with adjustments made for certain events that are considered non-controllable, such as force majeure events, serial design-manufacturing equipment failures, and transmission curtailments. Renewable Energy Capture for the combined wind, solar, and run-of-river hydroelectric fleet is weighted by the relative site projected pre-tax variable revenue. Beginning in 2023, Renewable Energy Capture reflects a change to include the Conowingo run-of-river hydroelectric operational performance. Renewable Energy Capture for 2022 was previously reported as 95.8%.

Contracted Generation
In addition to energy produced by owned generation assets, we source electricity from generators we do not own under long-term contracts. The following tables summarize our long-term contracts to purchase unit-specific physical power with an original term in excess of one year in duration, by region, in effect as of December 31, 2024:

Region	Number of Agreements	Expiration Dates	Capacity (MWs)
Mid-Atlantic	17	2025 - 2039	446
Midwest	7	2026 - 2044	805
ERCOT	8	2025 - 2035	1,121
Other Power Regions	16	2025 - 2037	2,402
Total	48		4,774

	2025	2026	2027	2028	2029	2030 and thereafter	Total
Capacity Expiring (MWs)	501	398	5	75	98	3,697	4,774
Customer-Facing Business
We are one of the nation’s largest energy suppliers. Through our integrated business operations, we sell electricity, natural gas, and other energy-related products and sustainable solutions to various types of customers, including distribution utilities, municipalities, cooperatives, and commercial, industrial, public sector, and residential customers in markets across multiple geographic regions. We serve approximately 1.5 million total customers, including three-fourths of Fortune 100 companies, and approximately 1.2 million residential customers.
We are a leader in electric power supply, serving approximately 202 TWhs in 2024 through sales to retail customers and wholesale load auctions to a geographically diverse customer base. The following table illustrates these volumes across our five reportable segments:
2024 Electric Power Supply (TWhs) Served(a)

__________
(a)Includes retail load and wholesale load auction volumes only. Electric generation in excess of our total retail and wholesale load would be sold in the respective RTO or ISO in which our facility is located. Other includes New England, South, and West.

We are active in all domestic wholesale power and gas markets that span the entire lower 48 states and have complementary retail activity across many of those states. We typically obtain power supply from the market to meet our wholesale and retail obligations; our market risk is mitigated by our owned and contracted generation located in multiple geographic regions. The commodity risks associated with the output from owned and contracted generation are managed using various commodity transactions including sales to retail customers, trades on commodity exchanges, bilateral contracts, and sales to wholesale counterparties in accordance with our hedging program. See further discussion of the hedging program in the Price and Supply Risk Management section below. The main objective is to obtain low-cost energy supply to meet physical delivery obligations to both our wholesale and retail customers.
Retail Market
Retail competition in states across the U.S. range from full competition of energy suppliers for all retail customers (commercial, industrial, public sector, and residential) to partial retail competition available up to a capped amount for C&I customers only. We are a leader in retail markets, serving approximately 144 TWhs of electric power retail load and approximately 800 Bcf of gas in 2024, primarily to C&I customers across multiple geographic regions in the U.S.

Diverse Geographic Footprint in Retail Market

OR
CA
NV
WY
CO
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
MS
WI
IL
MI
IN
KY
TN
OH
WV
VA
NC
SC
GA
PA
NY
ME
NH
MA
CT
RI
NJ
DE
MD
DC
Served with Power
Served with Natural Gas
Served with both Power and Natural Gas

Strong customer relationships are a key part of our customer-facing business strategy, as demonstrated by our high renewal rates. Retail customer renewal rates have been strong over the last nine years across C&I power customer groups with average contract terms of approximately two years and customer duration of approximately five years, with many customers well beyond these metrics. Specifically, we enjoyed renewal rates of 78% for C&I power customers and 88% for C&I gas customers in 2024, owing to both our competitive pricing as well as our strong customer relationships. Our consistently high renewal rates are driven by our ability to provide customized solutions and deliver focused attention to our customers’ needs, resulting in an industry-leading C&I customer-service business ranking in the DNV 2024 Energy Blueprint: Sales Strategies report. We are also successful at acquiring new customers by offering innovative services and products that meet their needs. In addition to our high customer renewal rates, we have produced consistently high new win rates within C&I power as well, acquiring nearly one out of every three new customers who have chosen to shop with us over the past six years.
High customer satisfaction levels, market expertise, stability, and scale driven growth have resulted in a historically proven business with consistent margins. While providing customers with a competitive price is a key focus, we leverage our broad suite of electric and gas product structures, oftentimes customized, to provide customers with the commodity solution and information that best fits their needs. It is this attention to the customer that creates the durable and repeatable value highlighted in these statistics.
Consumer purchasing strategies have trended from direct supply relationships to third-party relationships with a number of customers looking to third-party consultants and brokers to find suppliers like us to reduce costs and evaluate the increasing number of options available for expanding energy solutions beyond the commodity. In response, we have expanded our third-party capabilities, created scale through a comprehensive support structure, and enhanced digital applications providing tools, tracking, and measurement, as well as the ability to extend the reach of our sustainability solutions to drive additional market share. While this trend of customers using third parties to find suppliers has slowed in recent years, we have remained the market leader in direct C&I sales with over 32% of the C&I market share of direct customer business driven by our highly experienced and long-tenor direct sales team.
Wholesale Market
Our wholesale channel-to-market involves the sale of electricity among electric utilities and electricity marketers before it is eventually sold to end-use consumers. In 2024, we served approximately 58 TWhs of power load across competitive utility load procurement and bilateral sales to municipalities, co-ops, and other wholesale entities. Complementary to our national customer portfolio, we have several decades of relationships with wholesale counterparties across all domestic power markets as a means of both monetizing our own generation, as well as sourcing contracted generation to meet customer and portfolio needs. With increased customer demand for sustainability, our ability to source contracted generation has provided a capital-light way for us to provide customers with long-term sustainable solutions they are demanding to support a cleaner energy ecosystem. This creates durable customer relationships and repeatable business through the ability to respond to customer and marketplace trends. Similarly, this contracting acumen provides the ability to supplement our native generation with other non-renewable assets to meet changing portfolio needs in a financially efficient manner. In our wholesale gas business, we participate across all parts of the gas value chain, including trading, transport and storage, and physical supply.
Energy Solutions
As one of the largest customer-facing platforms in the U.S., we benefit from significant economies of scale, that allow us to provide our customers with competitively priced energy and to structure highly tailored solutions targeted to a customer’s unique power needs and clean energy goals. Our CORe+ product serves C&I customers' sustainability needs by matching contracted, third-party new-build renewable generation with customer desire to add additional carbon-free generation to the grid with a preference to be located within the same region as their load. In 2024, we continued to see growing demand for our Hourly Carbon-Free Energy (CFE) product and platform, as we have closed a number of additional Hourly CFE transactions with a strong pipeline of interested prospects. Achieving 100% carbon-free power is a key sustainability goal for many organizations. As customers make the transition to 100% hourly carbon-free power, many are looking to bridge the gap between their real-time electricity demand and available sources of carbon-free power. Our Hourly CFE platform and associated products match carbon-free generation every hour with a customer’s load, along with appropriate tracking and retirement of hourly attributes in the applicable registry. Many existing CORe+ customers are converting to 100% Hourly CFE with existing nuclear filling in the gaps of the hours renewable generation is not producing. In addition to larger-scale CORe+ offerings and Hourly CFE, we offer a range of sustainability solutions to customers (e.g., RECs, CORe+, EFECs, RINs, RNG, carbon offsets, etc.) as well as offers for carbon-free generation attributes to support their needs during the transition to a carbon-free energy ecosystem.
We also partner with our customers to provide energy efficiency options to meet their carbon-free energy goals. Our energy efficiency products provide the ability to optimize performance and maximize efficiency across customer facilities and operations through contract structures that include implementation of energy efficiency upgrades and behind-the-meter solutions with no upfront capital requirements. Additionally, these service offerings provide scalable solutions to meet sustainability goals through investment across the life of the facility or operations and allow for greater budget certainty. The ongoing ability to optimize energy consumption for customers allows us to support customer demands with the right combination of technology and efficiency program options.
In addition to sustainability solutions, data and analytics have also become increasingly important for our customers. We recently launched Constellation Navigator, which delivers customized paths and sustainable solutions for customers to set and meet their environmental and operational goals. Driven by advanced technology platforms and experienced advisors, it provides strategies to help organizations understand their baseline emissions and reduce their carbon footprints. Constellation Navigator helps businesses solve challenges across the energy lifecycle including utility bill management, carbon accounting, rebate administration and sustainability advisory services. These platforms and services provide new avenues for incremental growth by coupling the opportunities for customer usage optimization with accompanying products and sustainable solutions that we can provide to customers. These types of data and analytical services allow us to grow our customer base in previously inaccessible regulated markets by offering non-commodity energy-related products and services.
We continue to look for new and innovative products and solutions to bring to our customers. Constellation Technology Ventures (CTV) is our venture investing business, focused on driving innovation and scaling breakthrough technologies. CTV invests in a broad range of hardware and software solutions that accelerate the transition to a sustainable, low-carbon economy. Our portfolio spans diverse areas, including, generation technologies, sustainability monitoring tools, distributed energy resources, financing solutions, and more. By collaborating closely with our portfolio companies, we help commercialize their products and technologies across our expansive customer base, creating value for both our partners and us.
Price and Supply Risk Management
We leverage a combination of wholesale and retail customer load sales, federal and state programs, as well as non-derivative and derivative contracts, all with credit-approved counterparties, to hedge the commodity price risk of our generation portfolio.
Beginning in 2024, our existing nuclear fleet is eligible for the nuclear PTC provided by the IRA, an important tool in managing commodity price risk for each nuclear unit not already receiving state support. The nuclear PTC provides increasing levels of support as unit revenues decline below levels established in the IRA and is further adjusted for inflation after 2024 through the duration of the program based on the GDP price deflator for the preceding calendar year. See Note 3 — Regulatory Matters and Note 6 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information on the nuclear PTC.
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
The cycle of production and utilization of nuclear fuel includes the mining and milling of uranium ore into uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, the enrichment of the uranium hexafluoride, and the fabrication of fuel assemblies. Nuclear fuel is obtained predominantly through long-term contracts for uranium concentrates, conversion services, enrichment services, (or a combination thereof) and fabrication services, including contracts sourced from Russia. We have inventory in various forms and engage a diverse set of domestic and international suppliers to secure the nuclear fuel needed to continue to operate our nuclear fleet. We manage various risks around our nuclear fuel requirements in accordance with our fuel procurement policy limiting our transactions with each supplier to mitigate concentration of risk. The size of our inventory holdings and forward contractual coverage considers our refueling needs across multiple years to protect against supply disruptions and near-term price volatility, while allowing for capital flexibility. Our fuel procurement activities comply with all U.S. and international trade laws and we continue to take advantage of all available avenues to ensure continuity in our nuclear fuel supply, including working with the U.S. Government and our diverse set of suppliers to secure the nuclear fuel needed to continue to operate our nuclear fleet long-term. See ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for additional information.
Natural gas is procured through long-term and short-term contracts, as well as spot-market purchases. Fuel oil inventories are managed so that in the winter months sufficient volumes of fuel are available in the event of extreme weather conditions and during the remaining months to take advantage of favorable market pricing.
See ITEM 1A. RISK FACTORS, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Critical Accounting Policies and Estimates and Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding derivative financial instruments.
Seasonality
Our operations are affected by weather, which affects demand for electricity and natural gas. The market price for electricity is also affected by changes in the demand for electricity and the available supply of electricity. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months is generally referred to as “favorable weather conditions” because those weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. As a result, our operating results in the future may fluctuate substantially on a seasonal basis, especially when more severe weather conditions such as heat waves or extreme winter weather make such fluctuations more pronounced. The pattern of this fluctuation may change depending on the type and location of the facilities owned, the wholesale and retail load served and the terms of contracts to purchase or sell electricity. See ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for additional information.
Weather can also impact our operating conditions. See ITEM 1A RISK FACTORS for additional information regarding risks related to operational factors. To mitigate the potential for weather to impact our operations, we conduct seasonal readiness reviews at our power plants to ensure availability of fuel supplies and equipment performance before entering the summer and winter seasons. We also consider and review national climate assessments to inform our longer-term planning. Our nuclear fleet is resilient to weather extremes and is capable of generating emissions-free electricity 24 hours a day, even during unexpectedly cold winter events and hot summer events.
Insurance
We are subject to liability, property damage, and other risks associated with major incidents at our generating stations. We have reduced our financial exposure to these risks through insurance, both property damage and liability, and other industry risk-sharing provisions. We also maintain business interruption insurance for certain of our renewable assets, but not for our other generating stations unless required by contract or financing agreements. We are self-insured to the extent that any losses may exceed the amount of insurance maintained or are within the policy deductible for our insured losses.
See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for insurance specific to our nuclear facilities.
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
We are subject to the jurisdiction of the NRC with respect to the operation of our nuclear generating facilities, including the licensing for operation of each unit. The NRC subjects nuclear generating stations to continuing review and regulation covering, among other things, operations, maintenance, emergency planning, security, and environmental and radiological aspects of those stations. As part of its Reactor Oversight Process, the NRC continuously assesses unit performance indicators and inspection results and communicates its assessment on a semi-annual basis. The NRC may modify, suspend, or revoke operating licenses and impose violations and/or civil penalties for failure to comply with the Atomic Energy Act, NRC regulations, or the terms of the operating licenses or orders. Changes in requirements by the NRC may require a substantial increase in capital expenditures and/or operating costs for our nuclear generating facilities. NRC regulations also require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts at the end of the life of the facility to decommission the facility. We meet the ultimate decommissioning funding obligation through the use of dedicated NDT funds. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources; Critical Accounting Policies and Estimates — Nuclear Decommissioning Asset Retirement Obligations; and Note 10 — Asset Retirement Obligations and Note 17 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial statements for additional information regarding our NDT funds and decommissioning obligations.
Our operations are also subject to the jurisdiction of various other federal, state, regional, and local agencies, and federal and state environmental protection agencies. Additionally, we are subject to NERC mandatory reliability standards, which protect the nation’s bulk power system against potential disruptions from cyber and physical security breaches.
Constellation's Strategy and Outlook
Strategy
We believe shareholder value is built on a foundation of operational excellence and the pairing of our majority carbon-free energy fleet with our customer-facing platform. We are committed to maintaining investment grade credit ratings. We focus on optimizing cash returns through a disciplined approach to safe and efficient operations and cost management, underpinned by stable and durable margins from our customer-facing business and coupled with distinct payments to our generation plants for the clean energy attributes. We may pursue future growth opportunities that provide additional value building on our core businesses, or expanding our competitive advantages. We are committed to maintaining a strong balance sheet, returning value to our shareholders, and investing in energy and sustainable solutions to meet customer needs.
The demand for reliable, carbon-free energy and sustainability solutions continues to grow across the country. We are committed to a clean energy future and aim to meet the growing energy needs of all our customers. We continue to serve as a partner to businesses and public entities that are setting ambitious sustainability goals and seeking long-term solutions to ensure reliability and maintain affordability.
The principles of our business strategy demonstrate our commitment to a carbon-free future while maintaining a strong balance sheet, advancing our sustainability and community initiatives, and investing in clean energy solutions:

•Power America's Clean Energy Future
•Expand America's Largest Fleet of Clean Energy Centers
•Uplift and Strengthen our Communities
•Provide Energy and Sustainability Solutions for Customers
We are committed to maintaining sufficient financial liquidity and an appropriate capital structure to support safe, secure and reliable operations, even in volatile market conditions. We believe our investment grade credit rating is a competitive advantage and we intend to maintain our credit position and best-in-class balance sheet. In line with that commitment, available cash flow will first be used to meet investment grade credit targets, with incremental capital allocated towards disciplined growth and shareholder return. We will build upon a strong compliance and risk management foundation and recognize the critical role this serves in maximizing operational results. We will continue to manage cash flow volatility through prudent risk management strategies across our business.
Growth Opportunities. We continually evaluate growth opportunities aligned with our businesses, assets, and markets leveraging our expertise in those areas and offering durable returns. We may pursue growth opportunities that optimize our core business or expand upon our strengths, including, but not limited to the following:
•Opportunistic energy acquisitions with a focus on reliability,
•Create new value from the existing fleet through nuclear uprates and license extensions, repowering of renewables, co-location of data centers, production of clean hydrogen, and other opportunities,
•Grow sustainability solutions for our customers focused on clean energy, efficiency, storage and electrification; help our C&I customers develop and meet sustainability targets,
•Engagement with the technology and innovation ecosystem through continued partnerships with national labs, universities, startups, and research institutions, and
•Continue to monitor opportunities to participate in advanced nuclear to maintain our leadership position as stewards of a carbon-free energy future.
We will employ a disciplined approach to acquisitions that grow future cash flow and support strategic initiatives. In further pursuit of our strategy, on January 10, 2025 we announced an agreement to acquire Calpine Corporation (Calpine), a combination that would couple the largest producer of clean, carbon-free energy with the reliable, dispatchable natural gas assets of Calpine, and also create the nation’s leading competitive retail electric supplier, providing increased scale, diversification and complementary capabilities that will enable us to meet growing demand with a broader array of energy and sustainability products. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information on the proposed transaction.
Various market, financial, regulatory, legislative and operational factors could affect our success in pursuing these strategies. We continue to assess infrastructure, operational, policy, and legal solutions to these issues. See ITEM 1A. RISK FACTORS for additional information.
Outlook
The U.S. energy sector is experiencing unprecedented changes that we believe will increase the demand for reliable, clean power generation and benefit our business. We believe our generation fleet, including our nuclear assets, is well-positioned to deliver reliable and carbon-free power and benefit from growing demand for such electricity. Key drivers of increased demand include:
•Governmental and corporate policies designed to accelerate the decarbonization of the economy,
•Policy support for nuclear energy sources that also enable energy security, reliability and diversification,
•New technologies requiring reliable energy, and

•Evolving customer preferences favoring clean energy, choice and digitization.
Policy Support for Decarbonization and Emerging Carbon-Free Technologies. Many governments, corporations, and investors have been advocating for the reduction of GHG emissions across all sectors of the economy, with reduction of GHG emissions by the energy sector being a key focus. These include state mandates requiring increasingly stringent policies that require the reduction of GHG emissions over time. For example, many large corporations have adopted targets to reduce the carbon emissions in their business operations, spurred in part by demand from investors and customers for sustainable, environment-friendly business practices. These governmental and corporate policies support the retention and expansion of carbon-free generation and developments in emerging technologies like advanced nuclear power, carbon capture and sequestration, energy storage, advanced geothermal and hydrogen. We are focused on a clean energy future and we believe our business is well-positioned to benefit from policy support for decarbonization as our generation fleet is essential to helping meet sustainability goals.
Policy Support for Nuclear Energy. We expect our generation fleet will continue to play a critical role in meeting baseload power needs. Nuclear energy is currently the largest source of zero-emissions electricity in the U.S., accounting for over 50% of the nation’s carbon-free power and our nuclear plants are meaningful contributors to the clean energy mix in the states in which they operate. Through enactment of the nuclear PTC in the IRA, federal policymakers have recognized the need to ensure the continued operation of the nation’s nuclear power plants. Actions taken by states recognize that existing nuclear generation facilities are essential to meeting their policy objectives to reduce GHG emissions, with three states currently considering bills to add nuclear energy to clean energy targets and four states, including Connecticut, Michigan, North Carolina and Tennessee, finalizing such legislation since 2023. In addition, nuclear energy generation supports jobs and regional economies, and helps to ensure reliability and security of the electrical grid. As such, we plan to file applications to extend the licenses of our nuclear fleet to 80 years for our units that receive continued policy support for their long-term operation.
New Technologies Requiring Reliable Energy. Many news reports indicate the rapid expansion of data centers and the need for increased energy supply to meet future demand. Significant planned investments from hyperscalers such as Microsoft, Google, and Amazon in artificial intelligence (AI) technology and infrastructure are further contributing to unprecedented demand for reliable, around-the-clock energy in the U.S and abroad. According to the DOE, data centers are one of the most energy-intensive building types, consuming 10 to 50 times the energy per floor space of a typical commercial office building. Efforts to reduce GHG emissions could lead to further electrification of the U.S. economy, including electrification of transportation, industrial operations, heating and cooling, and appliances, which could materially increase demand for electricity. For companies like us whose core competency is safely generating and serving electricity and related products to our customers, the increasing demand provides natural growth opportunities.
Evolving Customer Preferences. Consumers are increasingly purpose-driven and knowledgeable of services that drive decarbonization, leading them to value the ability to be connected to and trace the source of their clean energy choices. Growing awareness of climate change and green energy helps drive customer interest in value-add services and products around their energy usage, such as solar, behind-the-meter storage, EV charging, and the ability to choose 100 percent clean power 24 hours a day, 365 days a year in competitive retail energy markets. Continuing innovation in the digitization of the broader economy will facilitate greater control and opportunities for customers and businesses to more frequently engage with their energy providers and become more knowledgeable of their energy choices, including the products and solutions we provide.
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
Climate
Many governments, corporations, and investors have advocated for the reduction of GHG emissions across all sectors of the economy, with reduction of GHG emissions by the energy sector being a key focus. These include state mandates requiring increasingly stringent policies that require the reduction of GHG emissions over time. For example, many large corporations have adopted targets to reduce the carbon emissions in their business operations, spurred in part by demand from investors and customers for sustainable, environment-friendly business practices. Emerging technologies like battery storage, carbon capture and sequestration, and clean hydrogen production are also helping to advance decarbonization.
We believe our business is well-positioned to benefit from policy for decarbonization. However, we also face climate mitigation and transition risks as well as adaptation risks. Mitigation and transition risks include changes to the energy systems as a result of new technologies, changing customer expectations, and/or voluntary GHG reduction goals, as well as local, state, or federal regulatory requirements intended to reduce GHG emissions. Adaptation risk refers to risks to our facilities or operations that may result from changes in the physical climate, such as changes to temperatures, weather patterns, and sea level rise. See ITEM 1A. RISK FACTORS for additional information.
GHG Mitigation and Transition
We currently are subject to, and may become subject to additional, federal and/or state legislation and/or regulations addressing GHG emissions. We are deliberately positioned as a low-carbon generation company. We have minimized GHG emitting assets in our portfolio and maximized carbon-free electric production. Our Scope 1 and 2 market-based GHG emissions in 2023 were 10 million metric tons carbon dioxide equivalent, of which 9.3 million metric tons were from our natural gas and oil-fueled generation fleet, significantly less than our peers with similar volume of power generation. Even with our proposed acquisition of Calpine, we would continue to have the lowest carbon intensity of any large generator in the U.S.
We produce electricity predominantly from low and carbon-free generating facilities (such as nuclear, hydroelectric, natural gas, wind, and solar) and neither own nor operate any coal-fueled generating assets. Our natural gas and oil generating plants produce some GHG emissions, most notably CO2. We have made investments in developing carbon capture technologies to reduce GHG emissions from carbon emitting generating plants. In addition, we sell natural gas through our customer-facing business; and consumers’ use of such natural gas produces GHG emissions. However, our owned-asset emission intensity, or rate of carbon dioxide equivalent (CO2e) emitted per unit of electricity generated, is among the lowest in the industry. In 2024, we achieved a 94.6% percent capacity factor across our nuclear fleet and our ownership of 22 GWs of carbon-free generation capacity at 25 nuclear units produced 182 TWhs of electricity in 2024.
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
International Climate Agreements. At the international level, the United States is a party to the United Nations Framework Convention on Climate Change (UNFCCC). The Parties to the UNFCCC adopted the Paris Agreement at the 21st session of the UNFCCC Conference of the Parties (COP 21) in December 2015. Under the Agreement, which became effective in November 2016, the parties committed to limit the global average temperature increase and to develop national GHG reduction commitments. The United States has set an economy-wide target of reducing its net GHG emissions by 50-52% below 2005 levels by 2030. UNFCC Conference of Parties (COP) sessions occur annually and we monitor developments in these international meetings for their impact on the U.S. energy policy. In January 2025, President Trump issued an executive order to withdraw the United States from the Paris Agreement.

Federal Climate Policy. The reelection of President Donald Trump has altered the landscape of federal climate policy. In the short time since his inauguration, President Trump has taken several actions that pare back climate and sustainability initiatives from prior administrations and called for the repeal of several Biden-era energy tax-support and related initiatives. It is not yet clear what impact, if any, these actions may have on us. President Trump has also emphasized the importance of reliable, affordable electricity to grow the economy and protect national security, and has specifically cited nuclear energy as an important technology.
Regulation of GHGs from Power Plants under the Clean Air Act. In April 2024, EPA issued a final rule that regulates greenhouse gases from existing coal, new natural gas-fired power plants, and existing oil/gas steam generators under Clean Air Act section 111. The applicable standards are subcategorized by retirement date for existing coal and capacity factor for existing gas. We are evaluating market impacts of this rule, which will be affected by upcoming state implementation and ongoing litigation. EPA has solicited comment on approaches for regulating GHGs from existing gas plants in a docket that closed in May 2024. In October 2024, the U.S. Supreme Court rejected a request to temporarily block implementation of EPA's GHG standards for existing coal, new gas, and existing oil/gas steam generators. The rule is currently being litigated in the DC Circuit. Under the Unleashing American Energy Executive Order, issued on January 20, 2025, agencies are directed to revisit regulations that “impose an undue burden” on the use of domestic energy resources, including coal, natural gas, and oil. In February 2025, EPA filed a motion to hold the D.C. Circuit litigation in abeyance.
State Climate Legislation and Regulation. Many states in which we operate have state and regional programs to reduce GHG emissions and renewable and other portfolio standards, which impact the power sector and other sectors as well. 25 states and the District of Columbia have 100% clean energy targets, deep GHG reductions, or both, encompassing 55% of U.S. residential electricity customers. See discussion below for additional information on renewable and other portfolio standards. As the nation’s largest generator of carbon-free electricity, our fleet supports these efforts to produce safe, reliable electricity with minimal GHGs.
In 2019, New York enacted the Climate Leadership and Community Protection Act, which commits the state to achieving net-zero emissions by 2050, with interim emission reduction and renewable energy requirements in 2030 and 2040. New Jersey’s Energy Master Plan provides a comprehensive roadmap for achieving the state’s goal of a 100% clean energy economy by 2050. The state's Global Warming Response Act stated GHG emissions reductions of 80% below 2006 levels by 2050 which was subsequently accelerated by Executive Order 315 targeting 100% clean energy by 2035. In September 2021, Illinois Public Act 102-0662 was signed into law by the Governor of Illinois. The Clean Energy Law is designed to achieve 100% carbon-free power by 2045 to enable the state’s transition to a clean energy economy. The Clean Energy Law establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity.
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

Policy Name	Year Enacted	Nuclear Facilities Impacted	Type of Program	Year of Expiration
New York Clean Energy Standard	2016	FitzPatrick, Ginna, and NMP	ZEC	2029
Illinois Zero Emission Standard	2016	Clinton and Quad Cities	ZEC	2027
New Jersey Clean Energy Legislation	2018	Salem	ZEC	2025(a)
Illinois Clean Energy Law	2021	Byron, Braidwood, and Dresden	CMC	2027
__________
(a)The New Jersey Clean Energy Legislation program ends May 2025.

Regional Greenhouse Gas Initiative (RGGI). The RGGI program requires most fossil fuel-fired power plants in the region to hold allowances, sold at auction or on the secondary market, for each ton of CO2 emissions. Non-emitting resources do not have to purchase or hold these allowances. The following states are currently participants in RGGI; Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, and Vermont. Pennsylvania’s participation in RGGI is currently being litigated at the Pennsylvania Supreme Court.
Renewable and Clean Energy Standards. According to the U.S. Energy Information Administration, 35 states and the District of Columbia, including most of the states where we operate, have adopted some form of renewable or clean energy procurement requirement. Of these 35 states, seven states have non-enforceable renewable energy goals. These standards impose varying levels of mandates for procurement of renewable or clean electricity (the definition of which varies by state) and/or energy efficiency. These are generally expressed as a percentage of annual electric load, often increasing by year. Load serving entities comply with these various requirements through purchasing qualifying renewables, acquiring sufficient certificates (e.g., RECs), paying an alternative compliance payment, and/or a combination of these compliance alternatives.
While we cannot predict the nature of future regulations or how such regulations might impact future financial statements, we have a low-emission portfolio and GHG restrictions would likely benefit our zero- and low-emission generating units relative to other higher-emission fossil fuel-fired generating units.
Corporate Clean Energy Targets. Corporations are facing increasing pressure from their customers and investors to align their businesses with environmental and sustainability objectives, including supporting goals to reduce GHG emissions in their business operations. Leading institutional investors and money managers are increasingly considering sustainability as a key factor in investment decisions and are increasingly advocating for more transparency in disclosure on climate-related matters and pledging to align proxy voting to climate-rated proposals with its fiduciary duty. An increasing number of corporations are also proactively making commitments to reducing their GHG emissions footprint, either through procuring increasing amounts of clean energy, such as RECs, EFECs, or emissions offsets, to offset their carbon footprint over time. The execution of the PPA with Microsoft that will support the restart of Crane is a recent example. As the nation’s largest producer of carbon-free energy, we support addressing climate concerns and continue leadership in both emerging technologies and existing clean infrastructure that together will power the future.
Emerging Clean Technologies. The need for new clean, reliable sources of power that can scale, decarbonize the system, and meet new load requirements is leading to rapid advancements in emerging technologies like advanced nuclear power, carbon capture and sequestration, energy storage, advanced geothermal and hydrogen. The improvements in advanced nuclear including Small Modular Reactors (SMR), growing state and federal support, and the potential to rapidly reduce costs with scaled deployment create a potential path to market for new nuclear within the next decade. Carbon capture and sequestration is similarly experiencing substantial investment and a heightened focus that could impact deployment earlier within the next decade. On a nearer term time horizon, it is expected that energy storage will continue to see high levels of investment driven by lower costs, state-directed mandates, a backlog of storage projects in the interconnection queue, and utilities seeking large-scale storage capacity to support higher renewables penetration, and innovations in battery chemistries and technologies. Advanced geothermal and clean hydrogen have similar opportunities to scale supply with early deployments de-risking the technologies. Clean hydrogen, in particular, has the potential to drive decarbonization downstream across hard to decarbonize demand sectors, like long-haul transportation, steel, chemicals, heating, agriculture, and long-term power storage. Nuclear power can be used to produce clean hydrogen, and our nuclear fleet positions us well to explore this emerging space. Collectively, advanced nuclear, carbon sequestration, energy storage, geothermal, and clean hydrogen are expected to help support carbon reduction goals.
Other Environmental Regulation
Air Quality
Good Neighbor Rule. In June 2023, the EPA published a final rule called “Federal 'Good Neighbor Plan' for the 2015 Ozone National Ambient Air Quality Standards” also known as the "Transport Rule". The rule, among other things, establishes nitrogen oxides emissions budgets requiring fossil fuel-fired power plants in 23 states to participate in an allowance-based ozone season trading program beginning in 2023. In February 2023, EPA disapproved state implementation plans submitted by 21 states for failure to address their obligations under the

"good neighbor" provisions of the Clean Air Act. However, several Regional Courts of Appeals issued orders staying, pending judicial review, EPA's disapproval of several state plans (including Texas). In June 2024, the Supreme Court stayed EPA's rule for the duration of the litigation. In November 2024, the EPA issued an administrative stay of the rule. The rule is currently under review on the merits before the D.C. Circuit. In February 2025, EPA filed a motion to hold the D.C. Circuit litigation in abeyance.
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
Clean Water Act Section 316(b) is implemented through the NDPES program and requires that the cooling water intake structures at facilities that withdraw more than 2 million gallons of water per day for cooling reflect the best technology available to minimize adverse environmental impacts. Our power generation facilities with cooling water intake systems are subject to the EPA’s Section 316(b) regulations finalized in 2014; the regulation’s requirements have been or will be addressed through renewal of these facilities’ NPDES permits. We have completed all required studies and have submitted recommendations for compliance as part of the NPDES/SPDES renewal process. We have submitted the NPDES/SPDES renewal timely for all our owned and operated nuclear stations. Six of the twelve stations we operate and STP have been deemed compliant with the 316(b) rule using existing technology. Until the compliance requirements are determined by the applicable state permitting director for each of the six remaining nuclear stations, on a site-specific basis for each plant, we cannot estimate the effect that compliance with the EPA’s 2014 rule will have on the operation of our generating facilities and our consolidated financial statements. As a result, in some instances, such as Peach Bottom, the permit expiration dates have lapsed and have been administratively extended. Should a state permitting director determine that a facility must install cooling towers to comply with the rule, that facility’s economic viability could be called into question. However, the final rule does not mandate cooling towers and allows state permitting directors to require alternative, less costly technologies and/or operational measures, based on a site-specific assessment of the feasibility, costs, and benefits of available options. There is no regulatory established timeline for NPDES permit renewals.
In July 2016, the NJDEP issued a final permit for Salem requiring 316(b) studies and deferring the Agency's selection of a final compliance technology. The permit allows Salem to continue to operate utilizing the existing cooling water intake system with certain required modifications. However, the permit is being challenged by an environmental organization, and if successful, could result in additional costs for Clean Water Act compliance. Potential cooling water system modification costs could be material and could adversely impact the economic competitiveness of this facility.
Under Clean Water Act Section 404 and state laws and regulations, we may be required to obtain permits for projects involving dredge or fill activities in Waters of the United States.
Our hydroelectric and nuclear facilities are required to secure a federal license or permit for activities that may result in a discharge to covered waters. We are required to obtain a state water quality certification for those facilities under Clean Water Act section 401. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the status of the 401 Certification from MDE for Conowingo.
We are also subject to the jurisdiction of the Delaware River Basin Commission and the Susquehanna River Basin Commission, regional agencies that primarily regulate water usage.
Solid and Hazardous Waste and Environmental Remediation
CERCLA authorizes response to releases or threatened releases of hazardous substances into the environment. CERCLA authorities complement those of the RCRA, which primarily regulates ongoing hazardous waste handling and disposal. Under CERCLA, generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous waste sites, are strictly, jointly and severally liable for the cleanup costs of hazardous substances at sites, many of which are listed by the EPA on the National Priorities List. These PRPs can be ordered to perform a cleanup, can be sued for costs associated with an EPA-directed cleanup, may voluntarily settle with the EPA concerning their liability for cleanup costs, or may voluntarily begin a site investigation and site remediation under state oversight. Most states have also enacted statutes that contain provisions substantially like CERCLA. Such statutes apply in many states where we currently own or operate, or previously owned or operated facilities. In addition, RCRA governs treatment, storage, and disposal of solid and hazardous waste and cleanup of sites where such activities were conducted.
Our operations have in the past, and may in the future, require substantial expenditures to comply with these federal and state environmental laws. Under these laws, we may be liable for the costs of remediating environmental contamination of property now or formerly owned by us and of property contaminated by hazardous substances generated or transported by us. We own or lease several real estate parcels, including parcels on which our operations or the operations of others may have resulted in contamination by substances that are considered hazardous under environmental laws. We are, or could become in the future, parties to proceedings initiated by the EPA, state agencies, and/or other responsible parties under CERCLA and RCRA or similar state laws with respect to several sites, or may undertake to investigate and remediate sites for which we may be subject to enforcement actions by an agency or third party.
We have established appropriate contingent liabilities for environmental remediation requirements. In addition, we may be required to make significant additional expenditures not presently determinable for other environmental remediation costs. See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information regarding our environmental matters, remediation efforts, and related impacts to our consolidated financial statements.
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
As of December 31, 2024, we had approximately 95,800 SNF assemblies (23,400 tons) stored on-site in SNF pools or dry cask storage. All our nuclear sites have on-site dry cask storage. On-site dry cask storage in concert with on-site storage pools can meet all current and future SNF storage requirements at each of our sites, including Crane, for the duration of both current and subsequent license periods of all stations and through decommissioning. For a discussion of matters associated with our contracts with the DOE for the disposal of SNF, see Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements.
As a by-product of their operations, nuclear generating units produce LLRW. LLRW is accumulated at each generating station and permanently disposed of at licensed disposal facilities. The Federal Low-Level Radioactive Waste Policy Act of 1980 provides that states may enter agreements to provide regional disposal facilities for LLRW and restrict use of those facilities to waste generated within the region. Illinois and Kentucky have entered into such an agreement, although neither state currently has an operational site, and none is anticipated to be operational for the next ten years. We ship our Class A LLRW, which represents 93% of LLRW generated at our stations, to disposal facilities in Utah and South Carolina, which have enough storage capacity to store all Class A LLRW for the duration of both current and subsequent license periods for all the stations in our nuclear fleet. The disposal facility in South Carolina at present is only receiving LLRW from LLRW generators in South Carolina, New Jersey (which includes Salem), and Connecticut.
We utilize on-site storage capacity at all our stations to store and stage for shipping Class B and Class C LLRW. We have a contract through 2040 to ship Class B and Class C LLRW to a disposal facility in Texas. The agreement provides for disposal of all Class B and Class C LLRW currently stored at each station as well as the Class B and Class C LLRW generated during the term of the agreement. However, because the production of LLRW from our nuclear fleet will exceed the capacity at the Texas site (3.9 million curies through 2027, with applications submitted by the facility for a 10-year extension and an increase in storage capacity), we will still be required to utilize on-site storage at our stations for Class B and Class C LLRW. We currently have enough storage capacity to store all Class B and Class C LLRW for the duration of both current and subsequent license periods for of all the stations in our nuclear fleet and, we continue to pursue alternative disposal strategies for LLRW, including an LLRW reduction program to minimize on-site storage and cost impacts.

Employees
Engaged Workforce
Our employees are our greatest strength. We strive to create a workplace that is inclusive, innovative, and safe for our employees. In order to provide the services and products that our customers expect, we focus on creating the best teams to foster teamwork, mutual respect and the empowerment of employees to be their authentic selves. We strive to attract highly qualified talent and review our hiring, development and promotion practices to maintain equal opportunity and non-discriminatory processes.
We develop our future highly skilled workforce by focusing on three main areas: (1) elevating career awareness by promoting STEM and energy career pathways; (2) fostering equal opportunities for all individuals; and (3) advancing the skills of workers by investing in training, reskilling, and upskilling programs.
We conducted an employee engagement survey during 2024 to gain insight into engagement and job satisfaction within our workforce. We will use this and future surveys to help identify our successes and opportunities for growth. The survey results are shared with leaders at all levels and they are also part of action planning to increase engagement. A robust action planning process is implemented that integrates both centralized action for organization-wide issues and leader-led action for areas unique to their own work groups and/or business areas.
Career Development
We strive to prepare our workforce for the future and help our employees develop competencies to progress in their careers. We work to continuously enhance the knowledge and skills of our workforce through formal assessments, feedback, coaching, mentoring, training, leadership development programs and development programs.
Well-Being and Benefits
We help our employees maintain and improve their overall well-being, and we offer a wide range of benefits that support physical, mental, financial, and family health. Our comprehensive benefits help our employees care for themselves and their families, now and in the future.
Community
We actively invest in community development through philanthropic giving and employee volunteerism. We work to build a future in which all our employees, customers, business associates and communities benefit from social, environmental and economic progress. We provide opportunities for company-sponsored volunteerism and charitable matching gifts programs. Our employees donated more than $5.3 million to non-profit organizations of their choice and provided more than 116,500 volunteer service hours in 2024.
Next Generation of Talent
We aim to attract, retain and advance a world-class workforce that effectively serves our customers and communities. We work toward this objective by sourcing from and developing a broad talent pipeline and cultivating an inclusive and respectful culture where all individuals can develop to reach their full potential. In 2024, we hired over 1,400 employees.
Through our talent acquisition strategy, we work with universities and organizations to attract and recruit STEM-focused students and professionals. Through these collaborations, we participate in mentoring programs, conferences, career fairs and industry events to identify highly skilled talent who may be interested in applying for employment.
Workforce
We provide training and review hiring and promotion processes and perform pay equity analyses. These actions help to create an environment where all employees can thrive and advance based on merit.

The following table shows total number of employees, management, and executives as of December 31, 2024:

Metric	All Employees
Full-Time	14,215
Part-Time	49
Total Employees	14,264

Metric	All Employees
Regular(a)	14,219
Temporary(b)	45
Total Employees	14,264
__________
(a)Regular employees hold a position where employment is for an indeterminate period and the position is expected to continue on an ongoing basis.
(b)Temporary employees hold a position (with or without a contract) for a limited period with an expected end date, typically based on completion of a specific assignment, project, or event.
Turnover Rates
As turnover is inherent, management succession planning is performed and tracked for executives enterprise-wide. Management frequently reviews succession planning to be prepared when positions become available.
The table below shows the turnover rate for regular employees for the year ended December 31, 2024:

Involuntary Termination	1.50%
Retirement(a)	2.40%
Voluntary Resignation	3.50%
__________
(a)For reporting purposes, reflects employees who were at least 55 years of age and had at least 10 years of service at the time they ended employment.
Collective Bargaining Agreements
Approximately 25% of all employees participate in CBAs. The following table presents employee information, including information about CBAs, as of December 31, 2024:

Total Employees Covered by CBAs	Total Number of CBAs	New and Renewed CBAs in 2024(a)	Total Employees Under New and Renewed CBAs in 2024
3,333	21	8	726
__________
(a)Does not include CBAs that expired in 2024 but are operating under interim extension agreements while negotiations are ongoing for renewal.

ITEM 1A.	RISK FACTORS
We operate in a complex market and regulatory environment that involves significant risks, many of which are beyond our direct control. Such risks, which could negatively affect our consolidated financial statements, fall primarily under the categories below:
Risks related to market and financial factors primarily include:
•the price and availability of fuels,
•the generation resources in the markets in which we operate,
•the design of power markets,
•our ability to operate our generating assets,

•our ability to access capital markets,
•the impacts of ongoing competition, and
•emerging technologies and business models, including those related to climate change mitigation and transition to a low-carbon economy.
Risks related to legislative, regulatory, and legal factors primarily include changes to, and compliance with, the laws and regulations that govern:
•the renewal of operating licenses,
•environmental and climate policy, and
•tax policy.
Risks related to operational factors primarily include:
•changes in the global climate could produce extreme weather events, which could put our facilities at risk, and such changes could also affect the levels and patterns of demand for energy and related services,
•the safe, secure and effective operation of our nuclear facilities and the ability to effectively manage the associated decommissioning obligations,
•physical, cybersecurity, and third-party reliability risks for us as an owner-operator of generation facilities and as a participant in commodities trading,
•ability to attract and retain an appropriately qualified workforce, and
•acquisitions or investments in new business initiatives and new markets.
Risks related to the proposed acquisition of Calpine primarily include:
•challenges in satisfying conditions, obtaining regulatory approvals, and potential delays or abandonment of the merger agreement,
•no assurance of the dividends at the current rate post-acquisition, reduced ownership and voting power for current shareholders, and potential dilution to earnings per share and significant transaction costs,
•integration challenges including the complex, costly and time-consuming integration process with potential unknown liabilities, and the possible loss of key employees and customers, and
•legal and regulatory risks such as potential lawsuits and substantial costs, as well as valuation risk, which could negatively impact future operating results.
Risks Related to Market and Financial Factors
We are exposed to price volatility associated with both the wholesale and retail power markets and the procurement of nuclear fuel, natural gas, and oil.
We are exposed to commodity price risk for natural gas and the unhedged portion of our generation portfolio. Our earnings and cash flows are therefore exposed to variability of spot and forward market prices in the markets in which we operate.
Price of Fuels. The spot market price of electricity for each hour is generally determined by the marginal cost of supplying the next unit of electricity to the market during that hour. Thus, the market price of power is affected by the market price of the marginal fuel, in particular the price of natural gas, used to generate the electricity unit.
Cost and Availability of Fuel. We depend on nuclear fuel, natural gas, and oil to operate most of our generating facilities. The supply markets for nuclear fuel, natural gas, and oil are subject to price fluctuations, availability restrictions, tariffs, counterparty default, and geopolitical risk, including the ongoing Russia and Ukraine conflict which has yielded sanctions and legislation by the United States, United Kingdom, European Union, and Canada impacting the exports and imports of Russian nuclear fuel. An example of such sanctions includes the "Prohibiting Russian Uranium Imports Act" which bans the import of low-enriched uranium into the U.S. that is produced in Russia or by Russian entities, absent a waiver from the DOE. The cycle of production and utilization of nuclear fuel is complex, and we engage a diverse set of suppliers to secure the nuclear fuel needed to continue to operate our nuclear fleet long-term. Non-performance by these suppliers could have a material adverse impact on our consolidated financial statements. See ITEM 1. BUSINESS – Price and Supply Risk Management and ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for additional information on the nuclear fuel cycle and procurement.
Demand and Supply. The market price for electricity is also affected by changes in the demand for electricity and the available supply of electricity. Unfavorable economic conditions, milder than normal weather, and the growth of energy efficiency and demand response programs can depress demand. In addition, in some markets, the supply of electricity can exceed demand during some hours of the day, resulting in loss of revenue for baseload generating plants such as our nuclear plants.
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
The existence of inflation in the economy has resulted in, or may result in, higher interest rates and capital costs, increased costs of labor, and other similar effects. If inflation rates rise or become elevated for a sustained period, they could have a material adverse effect on our business, financial condition, results of operations and liquidity. Although we may take measures to mitigate the impact of inflation, those measures may not be effective.
We are potentially affected by emerging technologies that could, over time, affect or transform the energy industry.
Advancements in both distributed and utility-scale power generation technology could impact market prices and demand size and behaviors. For instance, commercial and residential solar generation installations, energy storage improvements that include batteries and fuel cells, and other emerging technologies are improving the cost-effectiveness of customer self-supply of electricity. Improvements in energy efficiency of lighting, appliances, equipment and building materials will also affect energy consumption by customers. Advancements in nuclear technology, carbon capture sequestration, storage and advanced geothermal may contribute to a substantial increase in the supply of clean, reliable baseload power, impacting market prices. Carbon sequestration technology may also allow for gas generation to continue to be a viable source of clean electricity and provide for future growth of clean gas-powered generation.
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
Disruptions in the capital markets and their actual or perceived effects on particular businesses and the broader economy could adversely affect the value of the investments held within our NDTs and employee benefit plan trusts. We have significant obligations in these areas and hold substantial assets in these trusts to meet those obligations. The asset values are subject to market fluctuations and will yield uncertain returns, which could fall below our projected return rates. A decline in the market value of the NDT fund investments could increase our funding requirements to decommission our nuclear plants. A decline in the market value of the pension and OPEB plan assets would increase the funding requirements associated with our pension and OPEB plan obligations. Additionally, our pension and OPEB plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit costs and funding requirements. See Note 10 — Asset Retirement Obligations and Note 14 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements for additional information.
We could be negatively affected by unstable capital and credit markets and increased volatility in commodity markets.
We rely on the capital markets, particularly for publicly offered debt, as well as the banking and commercial paper markets, to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets in the United States or abroad could negatively affect our ability to access the capital markets or draw on our bank revolving credit facilities. The banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. The inability to access capital markets or credit facilities, and longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could result in the deferral of discretionary capital expenditures, affect our ability to effectively hedge our generation portfolio, require changes to our hedging strategy in order to reduce collateral posting requirements, or require a reduction in discretionary uses of cash. In addition, we have exposure to worldwide financial markets, including Europe, Canada, and Asia. Disruptions in these markets could reduce or restrict our ability to secure sufficient liquidity or secure liquidity at reasonable terms. As of December 31, 2024, approximately 35%, 11%, and 20% of our available credit facilities were with European, Canadian, and Asian banks, respectively.
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
See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources – Credit Matters and Cash Requirements – Security Ratings and Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding the potential impacts of credit downgrades on our cash flows.

If we fail to meet project-specific financing agreement requirements, we could experience an impairment or loss of the financed project.
We have project-specific financing arrangements and must meet the requirements of various agreements relating to those financings. Failure to meet those arrangements could give rise to a project-specific financing default which, if not cured or waived, could result in the specific project being required to repay the associated debt or other borrowings earlier than otherwise anticipated, and if such repayment were not made, the lenders or security holders would generally have broad remedies, including rights to foreclose against the project assets and related collateral or to force our subsidiaries in the project-specific financings to enter bankruptcy proceedings. The impact of bankruptcy could result in the impairment of certain project assets. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
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
The impacts of significant economic downturns on our retail customers, such as less demand for the products and services provided by our C&I customers, could result in an increase in the number of uncollectible customer balances and related expense.
See ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK and Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on our credit risk.
We could be negatively affected by the impacts of weather.
Our operations are affected by weather, which impacts demand for electricity and natural gas, the price of energy commodities, as well as operating conditions. To the extent that weather is warmer in the summer or colder in the winter than assumed, we could require greater resources to meet our contractual commitments. Extreme weather conditions or storms could affect the availability of generation and the transmission of electricity, limiting our ability to source electricity or transmit it to our customers. It could also impair our ability to transport natural gas to our generating assets and our ability to supply natural gas to our customers. In addition, drought-like conditions limiting water usage could impact our ability to run certain generating assets at full capacity. These conditions, which cannot be accurately predicted, could cause us to seek additional replacement supply at a time when supply is constrained.
Weather projections suggest increases to summer temperature and humidity trends, as well as more erratic precipitation and storm patterns over the long term in the areas where we have generation assets. The frequency in which weather conditions emerge outside the current expected climate norms could contribute to the weather-related impacts discussed above.
Long-lived assets, goodwill, and other assets could become impaired.
Long-lived assets – principally, generation assets – represent the single largest asset class on our Consolidated Balance Sheets. In addition, we have a material goodwill balance as of December 31, 2024.
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
An impairment would require us to reduce the carrying value of the long-lived asset and goodwill to fair value through a non-cash charge to expense by the amount of the impairment. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Critical Accounting Policies and Estimates, Note 1 — Basis of Presentation, Note 8 — Property, Plant, and Equipment, and Note 12 — Intangible Assets of the Combined Notes to Consolidated Financial Statements for additional information on long-lived asset impairments.
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
In the bilateral markets, we are exposed to the risk that counterparties that owe us money or are obligated to purchase energy or fuel from us will not perform under their obligations for operational or financial reasons. In the event the counterparties to these arrangements fail to perform, we could be forced to purchase or sell energy or fuel in the wholesale markets at less favorable prices and incur additional losses, to the extent amounts, if any, were already paid to the counterparties. In the spot markets, we are exposed to risk as a result of default sharing mechanisms that exist within certain markets, primarily RTOs and ISOs. We are also a party to agreements with entities in the energy sector that have experienced rating downgrades or other financial difficulties. In addition, our retail sales subject us to credit risk through competitive electricity and natural gas supply activities to serve C&I companies, governmental entities, and residential customers. Retail credit risk results when customers default on their contractual obligations. This risk represents the loss that could be incurred due to the nonpayment of a customer’s account balance, as well as the loss from the resale of energy previously committed to serve the customer.

Risks Related to Legislative, Regulatory, and Legal Factors
Federal or state legislative or regulatory actions could negatively affect the scope and functioning of the wholesale markets.
Approximately 70% of our generating resources, which include directly owned assets and capacity obtained through long-term contracts, are in the area encompassed by PJM. Our future results of operations are impacted by (1) FERC’s and PJM's level of support for policies that favor the preservation of competitive wholesale power markets, recognize the value of emissions-free electricity and resiliency, complement states' energy objectives and policies and (2) the absence of material changes to market structures that would limit or otherwise negatively affect us. Market rules in other regions could affect us in a similar fashion. We could also be affected by state laws, regulations or initiatives to subsidize existing or new generation.
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
Our consolidated financial statements are significantly affected by our sales and purchases of commodities at market-based rates, as opposed to cost-based or other similarly regulated rates, and federal and state regulatory and legislative developments related to emissions, climate change, capacity market mitigation, energy price information, resilience, fuel diversity, and RPS. Federal or state legislative and regulatory efforts to preserve the environmental attributes and reliability benefits of zero-emission nuclear-powered generating facilities could be subject to legal and regulatory challenges and, if overturned, could result in the early retirement of certain of our nuclear plants. The PTC benefiting existing nuclear plants included in the IRA (starting January 1, 2024) continues to be the subject of additional guidance issued from the U.S. Treasury and IRS, which may negatively impact the amount of benefits we ultimately receive. In addition, the duration of the PTC program, the value of the PTC, and/or the existence of the PTC could be affected by legislative action and may have significant adverse effects on our financial performance depending on the future gross receipts received by our nuclear units.
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
Spent Nuclear Fuel Storage. Our nuclear operations produce various types of nuclear waste materials, including SNF. The approval of a national repository for the storage of SNF and the timing of that facility opening will significantly affect the costs associated with storage of SNF and the ultimate amounts received from the DOE to reimburse us for these costs.
Any regulatory action relating to the timing and availability of a repository for SNF could adversely affect our ability to decommission fully our nuclear units. We cannot predict whether a fee may be established or to what extent, in the future for SNF disposal. See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information.

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
We are subject to extensive environmental regulation and legislation by local, state and federal authorities. These laws and regulations affect the way we conduct our operations and make capital expenditures, including how we handle air and water emissions, hazardous and solid waste, and activities affecting surface waters, groundwater, and aquatic and other species. Violations of these requirements could subject us to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs for remediation and clean-up costs, civil penalties and exposure to third parties’ claims for alleged health or property damages or operating restrictions to achieve compliance. In addition, we are subject to liability under these laws for the remediation costs for environmental contamination of property now or formerly owned by us and of property contaminated by hazardous substances we generated or released. Also, we are currently involved in several proceedings relating to sites where hazardous substances have been deposited and could be subject to additional proceedings in the future. See ITEM 1. BUSINESS – Environmental Matters and Regulation and Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information.
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
FERC has the exclusive authority to license most non-federal hydropower projects located on navigable waterways, federal lands, or connected to the interstate electric grid. If FERC does not issue new operating licenses for our hydroelectric facilities in the future or a station cannot be operated through the end of its current operating license, our results of operations could be adversely affected by increased depreciation rates and accelerated future decommissioning costs, since depreciation rates and decommissioning cost estimates are currently based on the available license term for each facility. We could also lose operating revenues and incur increased purchased power and fuel expense to meet our supply commitments. In addition, conditions could be imposed as part of the license renewal process that could adversely affect operations, require a substantial increase in capital expenditures, result in increased operating costs or render the project uneconomic. Similar effects could result from a change in the Federal Power Act or the applicable regulations due to events at hydroelectric facilities owned by others, as well as those owned by us. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information regarding the license renewal for the Conowingo hydroelectric project.

We could be negatively affected by challenges to tax positions taken, tax law changes and the inherent difficulty in quantifying potential tax effects of business decisions.
We are required to make judgments in order to estimate our obligations to taxing authorities. These tax obligations include income, real estate, sales and use, and employment-related taxes and ongoing appeal issues related to these tax matters. These judgments include reserves established for potential adverse outcomes regarding tax positions that have been taken that could be subject to challenge by the tax authorities. See Note 1 — Basis of Presentation and Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
Legal proceedings could result in a negative outcome, which we cannot predict.
We are involved in legal proceedings, claims, and litigation arising from our business operations. Our material legal proceedings, claims, and litigation are summarized in Note 3 — Regulatory Matters and Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements. Adverse outcomes in these proceedings could require significant expenditures, result in loss of revenue, or restrict existing business activities.
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
We periodically perform analyses to better understand how climate change could affect our facilities and operations. We primarily operate in the Midwest, Mid-Atlantic, Northeast, and Texas areas that have historically been prone to various types of severe weather events. As such, we have well-developed response and recovery programs based on historical weather events and patterns. However, our physical facilities could be placed at greater risk of damage should changes in the global climate impact temperature and weather patterns, and result in more intense, frequent and extreme weather events, unprecedented levels of precipitation, sea level rise, increased surface water temperatures, and/or other effects. Over time, we may need to make additional investments to protect our facilities from physical climate-related risks.
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

See ITEM 1. BUSINESS – Environmental Matters and Regulation – Climate for additional information.
Our financial performance could be negatively affected by matters arising from our ownership and operation of nuclear facilities.
Nuclear capacity factors. Capacity factors for nuclear generating units significantly affect our results of operations. Lower capacity factors could decrease our revenues and increase operating costs by requiring us to produce additional energy from our natural gas and oil-fueled facilities or purchase additional energy in the spot or forward markets in order to satisfy our supply obligations to committed third-party sales. These sources generally have higher costs than we incur to produce energy from our nuclear stations.
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
As required by the Price-Anderson Act, we carry the maximum available amount of nuclear liability insurance, $500 million for each operating site. Claims exceeding that amount are covered through mandatory participation in a financial protection pool. In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims exceeding the $16.3 billion limit for a single incident.
See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information of nuclear insurance.

Decommissioning obligation and funding. NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in certain minimum amounts at the end of the life of the facility to decommission the facility.
Actual costs to decommission our nuclear facilities may substantially exceed our estimates as a result of changes in the approach and timing of decommissioning activities, changes in decommissioning costs, changes in federal or state regulatory requirements, other changes in our estimates or our ability to effectively execute on planned decommissioning activities.
We have recourse to collect additional amounts from utility customers through PECO (subject to certain limitations and thresholds) for former PECO units and through CenterPoint and AEP Texas for STP units. If circumstances changed such that there was an inability to continue to make contributions to the trust funds of the former PECO or STP units based on amounts collected from utility customers, or if we no longer had recourse to collect additional amounts from the respective utility customers if there was a shortfall of funds for decommissioning, the adequacy of the trust funds related to these units could be negatively affected. Any changes to the utilities' regulatory agreements could impact our ability to offset decommissioning-related activities for these units within the Consolidated Statements of Operations and Comprehensive Income, and the impact to our consolidated financial statements could be material.
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
See Note 10 — Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements for additional information.
We are subject to evolving physical security, cybersecurity, and third-party reliability risks.
Threat actors continue to seek to exploit potential vulnerabilities in the energy sector associated with protection of sensitive and confidential information, grid infrastructure, and other energy infrastructures. These attacks and disruptions, both physical and cyber, are becoming increasingly sophisticated and dynamic. Security incidents such as ransomware attacks are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. In addition, geopolitical issues, to include conflicts in the Ukraine and the Middle East, as well as tensions between the U.S. and China, may motivate cyber-attacks which could impact the U.S. energy sector and our Company via supply chain disruptions or direct targeting.
A security breach, including, but not limited to, physical or electronic intrusions, computer viruses, malware, attacks by cyber criminals or nation state threat actors, ransomware attacks, phishing attacks, supply chain attacks, third-party breaches, and other similar breaches of our physical assets or information systems, or those of our competitors, vendors, business partners and interconnected entities in RTOs, ISOs, and other energy markets, or regulators have the potential to disrupt our business and result in harm to the Company. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, third-party service providers or their personnel or other parties. Our customers depend on the continuous availability of our commercial and generation operations. A failure, interruption, or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, cause loss of customers or revenue, increase our costs, result in litigation and/or regulatory action, and/or cause other losses, any of which might have a materially adverse impact on our business operations and our financial position or results of operations. Operational harm could be in the form of impact to the generation fleet, our commercial operations, and/or reliability of the bulk electric system. Impacts to confidential or proprietary information could include inappropriate release of certain types of information, including critical infrastructure, sensitive customer, vendor and employee, trading, export control or other confidential information. If a significant security breach were to occur, our reputation could be negatively affected, customer confidence in us or others in the industry could be diminished, or we could be subject to legal claims, loss of revenues, increased costs, regulatory penalties, or operational shutdown.
We currently utilize a mix of third-party managed service providers to host and support our information technology, customer support, and generation operations. As an example, our data centers are hosted in vendor-managed co-location facilities. Consequently, we may be subject to short- and long-term interruptions, delays and outages in service and availability due to third-party cybersecurity or reliability incidents that are outside of our direct control. We expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Coordinated physical and or cyber-attacks that disrupt multiple key electric assets of unaffiliated parties responsible for real-time planning and management of the bulk electric system could impact our ability to provide generation, potentially resulting in localized and regional blackouts affecting third parties and the public, many of which will have no direct commercial relationship with the Company.
We cannot anticipate, detect, repel, or implement fully effective preventative measures against all cyber threats, particularly because the techniques used are constantly evolving. Similarly, we cannot guarantee uninterrupted availability of third-party managed systems that may be affected by factors unrelated to cybersecurity incidents. Continued implementation of advanced digital technologies increases the potentially unfavorable impacts of such attacks and reliability, and may introduce new vulnerabilities and threat tactics. For example, threat actors could use Artificial Intelligence (AI) to develop malicious code and sophisticated phishing attempts. As threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities. While we have not experienced a material breach or disruption to our network or information systems or our operations to date, future attacks or reliability may negatively impact our business, reputation, or financial results.
Although we maintain insurance coverage for cyber events, the amount and scope of insurance maintained against losses resulting from a significant event or security breach may not be sufficient to cover losses or otherwise adequately compensate for any business disruptions that could result. There can be no assurance that such insurance will be available on commercially reasonable terms in the future. In addition, new or updated security regulations or new vulnerabilities identified by security researchers, third-party suppliers, or threat actors could require changes in current measures taken by security or our business operations and could adversely affect our consolidated financial statements.
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
In addition, we maintain a level of insurance coverage consistent with industry practices against property, casualty, and cybersecurity losses subject to unforeseen occurrences or catastrophic events that could damage or destroy assets or interrupt operations. However, there can be no assurance that the amount of insurance will be adequate to address such property and casualty losses.
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
Certain events, such as an employee strike, loss of employees, loss of contract resources due to a major event, and an aging workforce without appropriate replacements, could lead to operating challenges and increased costs for us. The challenges include lack of resources, loss of knowledge, and a lengthy time period associated with skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, could arise. We are particularly affected due to the specialized knowledge required of the technical and support employees for generation operations. In 2024 we announced the planned restart of our Crane nuclear generation facility which will require hiring skilled employees to restart and operate the plant. Our ability to source qualified employees will impact the timing and cost of the restart. If we are unable to source the necessary workforce it could result in unfavorable financial results and/or a delay to Crane's restart.
We could make acquisitions or investments in new business initiatives and new markets, which may not be successful or achieve the intended financial results.
We could continue to pursue growth in our existing businesses and markets and further diversification across the competitive energy value chain. This could include opportunistic carbon-free energy acquisitions, creating new value from our existing fleet through nuclear uprates, renewable repowerings, co-location of customer load, growing sustainability solutions for our customers, and investment opportunities in other emerging technologies and innovation. Such initiatives could involve significant risks and uncertainties, including distraction of management from current operations, inadequate return on capital, and unidentified issues not discovered during diligence performed prior to launching an initiative or entering a market. Additionally, it is possible that FERC, state public utility commissions, or others could impose certain other restrictions on such transactions. All these factors could result in higher costs or lower revenues than expected, resulting in lower than planned returns on investment.
We are actively pursuing the restart of our Crane nuclear generation facility. The restart is estimated to cost $1.6 billion and is subject to certain regulatory approvals, including the NRC comprehensive safety and environmental review, as well as permits from relevant state and local agencies. Additionally, through separate requests, we will pursue obtaining a renewed license to operate the plant and a FERC interconnection agreement. Failure to obtain the necessary approvals could result in the impairment of amounts capitalized. The restart is a complex undertaking including procuring or restoring specialized components on a critical timeline. Failure to meet contractual timelines could result in significant penalties. Overages in costs or unforeseen issues could result in lower than planned returns on the investment.
Risks Related to the Proposed Acquisition of Calpine
We may encounter difficulties in satisfying the conditions for the completion of the Merger Agreement, including obtaining the necessary regulatory approvals, within the expected time frame or at all. Such challenges could delay the completion of the merger or impose conditions that could cause abandonment of the Merger Agreement.
Consummation of the merger is subject to the satisfaction or waiver of specified closing conditions, including: (1) the receipt of regulatory approvals required to consummate the Merger Agreement; (2) the expiration or termination of the applicable waiting period under the HSR Act; and (3) other customary closing conditions.
Completion of the merger is conditioned upon the receipt of consents, orders, approvals or clearances, to the extent required, from various regulatory authorities, including DOJ, FERC, and public utility commissions or similar entities in certain states in which the companies operate. We cannot provide assurance that all required regulatory approvals will be obtained or that these approvals will not contain terms, conditions or restrictions that would be unacceptable and, accordingly, the merger may be delayed or may not be consummated. In connection with the required regulatory approvals and to prevent market power concerns, we are expecting to sell certain of the combined company’s PJM natural-gas-fired generating assets following the closing of the merger. The Merger Agreement generally permits us to terminate the Merger Agreement if the final terms of any of the required regulatory consents or approvals include any Burdensome Condition (as defined in the Merger Agreement).
In addition, the Merger Agreement provides that either we or Calpine could terminate the Merger Agreement if the merger is not completed by December 31, 2025 (which date may be automatically extended to June 1, 2026, as further provided in the Merger Agreement). If the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals, the failure to obtain regulatory approvals without Burdensome Conditions, or the breach by us of our obligations in respect of obtaining regulatory approvals, we would be required to pay Calpine a termination fee of $500 million as liquidated damages.
Further, the share price of our common stock may decline to the extent that the current market price reflects an assumption by the market that the merger will be completed. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information regarding the status of the transaction.
We cannot assure that we will continue paying dividends at the current rate.
We currently expect to pay dividends in an amount consistent with the dividend policy in effect prior to the completion of the merger. However, there is no assurance that our shareholders will receive the same dividends following the merger for reasons that may include capital spending plans, financing agreements, cash flow or financial position. Decisions on whether, when, and in which amounts to make any future distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change our dividend practices at any time and for any reason.
Our current shareholders will have a reduced ownership and voting power after the merger.
We will issue or reserve for issuance 50 million newly issued shares of common stock to Calpine stockholders as noted in the Merger Agreement (including shares of our common stock issuable pursuant to Calpine restricted stock units and other equity-based awards). Based on the number of shares of our common stock as of the transaction announcement date, our current shareholders and former Calpine stockholders would own approximately 85% and 15% of the outstanding shares of Constellation common stock, respectively, immediately following the consummation of the merger. Each current shareholder will remain a shareholder of Constellation with a percentage ownership of the combined company that will be smaller than the shareholder’s percentage of Constellation prior to the merger. As a result of this reduced ownership percentage, our current shareholders will have less influence on the policies of the combined company than they did prior to the transaction.
The merger may not be accretive to earnings and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.
We currently anticipate that the merger will be accretive to earnings per share in 2026, which is expected to be the first full year following completion of the merger. This expectation is based on preliminary estimates that are subject to change. We may also encounter additional transaction and integration-related costs, may fail to realize all the benefits anticipated in the merger, or be subject to other factors that affect preliminary estimates. Any of these factors could negatively impact our operating results or decrease or delay the expected accretive effect of the merger and contribute to a decrease in the price of our common stock.
We have incurred and will incur significant transaction and merger-related costs, and these costs may be more than anticipated, negatively impacting our operating results.
We have incurred and expect to incur non-recurring costs associated with consummation of the transaction. Most of these costs will be transaction costs, including fees paid to financial and legal advisors related to the merger and related financing arrangements, and employment-related costs, including change-in-control related payments made to certain Calpine executives. We will also incur transition costs related to formulating integration plans. We may incur additional unanticipated costs in the integration of the businesses, which could negatively impact our operating results. We expect that the elimination of costs, as well as the realization of other efficiencies related to the integration of the businesses, will exceed incremental transaction and merger-related costs over time.
We may not realize all the expected benefits of the merger because of integration challenges.
The success of the merger will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating Calpine’s business with our existing businesses. The integration process will be complex, costly and time-consuming. The challenges associated with integrating the operations of Calpine’s business include, among others:
•customer retention risk as well as the inability to finalize certain transactions currently in progress between Calpine and its customers;
•delay in implementation of our business plan for the combined business;
•unanticipated issues or costs in integrating financial, information technology, communications and other systems;
•complexities associated with managing the larger, more complex, combined business;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the merger;
•integrating relationships with industry contacts and business partners;
•possible inconsistencies in standards, controls, procedures and policies, and compensation structures between Calpine and us; and
•performance of Calpine’s generating assets and the costs to operate and maintain them, relative to expectations.
In addition, the companies have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the disruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies, which could negatively impact the combined company.
Uncertainties associated with the merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company.
We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our success until the merger and the combined company’s success after the merger will depend in part upon our ability to retain key management personnel and other key employees of both companies. Current and prospective employees may experience uncertainty about their future roles within the combined company following completion of the merger, which may have an adverse effect on our ability to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees to the same extent that we have previously been able to attract or retain our employees.
The merger may divert significant attention of our management team, which could detract from efforts to meet business goals.
The pursuit of the merger and the preparation for the integration could place a burden on management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process may negatively impact our financial results.
We are obligated to complete the transaction whether or not we have obtained the required funding for closing.
We are funding the transaction using $4.5 billion in cash and by issuing 50 million shares of common stock. While we expect to have cash on hand needed for closing, we would be required to complete the transaction even if we experience a cash shortfall. This could require us to obtain additional financing which may cause us to incur additional costs.
The combined company’s assets, liabilities or results of operations could be negatively impacted by unknown or unexpected events, conditions or actions that might occur at Calpine prior to the closing of the merger.
The Calpine assets, liabilities, business, financial condition, cash flows, operating results and prospects to be acquired or assumed by us in the merger could be negatively impacted before or after the merger closing as a result of previously unknown events or conditions occurring or existing before the merger closes. Adverse changes in Calpine’s business or operations could occur or arise as a result of actions by Calpine, legal or regulatory developments including the emergence or unfavorable resolution of pre-merger loss contingencies, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond the control of Calpine. A significant decline in the value of Calpine assets to be acquired or a significant increase in Calpine liabilities to be assumed could negatively impact the combined company’s future business, operating results, cash flows, financial conditions or prospects. In addition, there could be potential unknown liabilities and unforeseen expenses as a result of the merger, some of which we may not discover during our due diligence or adequately adjust for in our merger arrangements.
We may record goodwill that could become impaired and adversely affect our operating results.
In accordance with GAAP, the merger will be accounted for as a business combination. The assets and liabilities of Calpine will be consolidated in our balance sheet. Any excess of consideration transferred over the fair values of Calpine’s assets and liabilities, if any, will be recorded as goodwill.
The amount of goodwill, which could be material, will be allocated to the appropriate reporting units of the combined company. Pursuant to the Merger Agreement, the stock consideration at the closing will consist of 50 million newly issued shares of Constellation common stock, with no par value. However, the total value of consideration transferred will be determined, in part, based on the market price of the 50 million shares at the closing date. The number of shares we expect to issue in connection with the stock consideration will not be adjusted for changes in the price of our common stock, which may vary significantly. Any increase in the value of our common stock may be reflected as additional goodwill.
We are required to assess goodwill for impairment at least annually by comparing the fair value of reporting units to the carrying value of those reporting units. A potential impairment could result in a material non-cash charge that would have a material negative impact on our future operating results or financial position.
The merger may be completed on terms different from those contained in the Merger Agreement.
Prior to the completion of the merger, we and Calpine could, by mutual agreement, amend or alter the terms of the Merger Agreement, including with respect to, among other things, the consideration to be received by Calpine stockholders or any covenants or agreements with respect to the parties’ respective operations pending completion of the merger. In addition, we could choose to waive requirements of the Merger Agreement, including some conditions to closing of the merger.
Lawsuits may be filed against us or our Board in connection with the merger. An adverse ruling in any such lawsuit could result in an injunction preventing the completion of the merger and/or substantial costs to us.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered acquisition, merger or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.
Although we are not aware of any pending or threatened lawsuits relating to the transactions contemplated by the Merger Agreement, lawsuits arising out of the transactions contemplated by the Merger Agreement could be filed in the future.
One of the conditions to the closing of the merger is that no applicable law of any governmental entity having competent jurisdiction is in effect at the time of closing, which makes the consummation of the merger illegal or otherwise prohibits, restrains or enjoins the consummation of the merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the merger, that injunction may delay or prevent the merger from being completed within the expected timeframe or at all, which may adversely affect our business, financial position and results of operations. Even if such injunction is eventually lifted and the merger is later completed, the resulting delays and costs incurred may continue to affect the combined company following the completion of the merger.
Additionally, there can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows.

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
Our cybersecurity and physical security controls are implemented through policies and procedures we utilize for planning, performing, managing, assessing, innovating, and improving our security controls. To protect our information and cyber assets, we implement practices for training and screening of personnel, access management, network defense, asset configuration management, vulnerability assessment (including penetration testing), third-party security, and privacy and information protection. Our defense-in-depth strategy to protect our cyber assets and sensitive information reduces the potential severity and duration of a cybersecurity incident by leveraging security measures across various layers of the enterprise. Cross-functional executive steering committees and peer groups, with business unit and technical stakeholder participation, are maintained to support oversight, security controls development, change management, implementation, evaluation, continuous improvement, and sustainment.
To assist in detecting cybersecurity events, we deploy security logging and monitoring, malicious code detection, and data loss protection tools. If the company is the target of a cybersecurity attack, we have established processes for incident response and crisis management to triage potential incidents, determine severity, contain, and eradicate a threat. These processes require notifications to regulatory and other governmental authorities of cybersecurity events as required by law, including providing notice to investors for material cybersecurity events. To recover our systems and information, we utilize established system recovery plans and business continuity plans.
As part of our process to continuously improve, we utilize our internal audit, risk, and legal functions to evaluate security controls and risk management practices. We also engage third-party subject matter experts to independently assess our programs, processes and technical controls, as needed. For our regulated cyber assets associated with critical infrastructure, such as those within the scope of NERC and the NRC, regulatory auditors and inspectors monitor our adherence to mandatory cybersecurity requirements on a regular frequency using a variety of compliance monitoring and enforcement mechanisms.
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
At the executive and management level, the Chief Administration Officer, via delegations to the Cyber Security organization, is authorized to govern and functionally oversee our security controls and services on behalf of the enterprise. Our cybersecurity organization, under the direction of the CISO who reports to the CIO, implements and provides governance and functional oversight for cybersecurity controls and services, including coordination with our Corporate Security function. Our CIO has over 20 years of experience with information systems, including management roles in operational security, technical design and engineering, and platform architecture cybersecurity, governance and compliance, and business continuity. Our CISO has over 20 years of experience in cybersecurity, governance and compliance, physical security and business continuity. In addition, cybersecurity risk is assessed and tracked through the Company's enterprise risk management program.

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

ITEM 2.	PROPERTIES
The following table presents our interests in net electric generating capacity by station at December 31, 2024:

Station(a)	Location	No. of Units	Percent Owned(b)		Primary Fuel Type	Primary Dispatch Type(c)	Net Generation Capacity (MWs)(d)
Midwest
Braidwood	Braidwood, IL	2			Uranium	Baseload	2,386
Byron	Byron, IL	2			Uranium	Baseload	2,350
LaSalle	Seneca, IL	2			Uranium	Baseload	2,320
Dresden	Morris, IL	2			Uranium	Baseload	1,845
Quad Cities	Cordova, IL	2	75		Uranium	Baseload	1,403
Clinton	Clinton, IL	1			Uranium	Baseload	1,092
Michigan Wind 2	Sanilac County, MI	50	51	(e)	Wind	Intermittent	46
Beebe	Gratiot County, MI	34	51	(e)	Wind	Intermittent	42
Michigan Wind 1	Huron County, MI	46	51	(e)	Wind	Intermittent	35
Harvest 2	Huron County, MI	33	51	(e)	Wind	Intermittent	30
Harvest	Huron County, MI	31	51	(e)	Wind	Intermittent	26
Beebe 1B	Gratiot County, MI	21	51	(e)	Wind	Intermittent	26
CP Windfarm	Faribault County, MN	2	51	(e)	Wind	Intermittent	2
Clinton Battery Storage	Blanchester, OH	1			Energy Storage	Peaking	5
Total Midwest							11,608

Mid-Atlantic
Limerick	Sanatoga, PA	2			Uranium	Baseload	2,315
Calvert Cliffs	Lusby, MD	2			Uranium	Baseload	1,789
Peach Bottom	Delta, PA	2	50		Uranium	Baseload	1,324
Salem	Lower Alloways Creek Township, NJ	2	42.59		Uranium	Baseload	989
Conowingo	Darlington, MD	11			Hydroelectric	Baseload	497
Criterion	Oakland, MD	28	51	(e)	Wind	Intermittent	36
Fair Wind	Garrett County, MD	12			Wind	Intermittent	30
Fourmile Ridge	Garrett County, MD	16	51	(e)	Wind	Intermittent	20
Solar Horizons	Emmitsburg, MD	1	51	(e)	Solar	Intermittent	8
Solar New Jersey 3	Middle Township, NJ	4	51	(e)	Solar	Intermittent	1
Muddy Run	Drumore, PA	8			Hydroelectric	Intermediate	1,058
Eddystone 3, 4	Eddystone, PA	2			Oil/Gas	Peaking	760	(h)
Perryman	Aberdeen, MD	5			Oil/Gas	Peaking	404	(i)
Croydon	West Bristol, PA	8			Oil	Peaking	391
Handsome Lake	Kennerdell, PA	5			Gas	Peaking	268
Richmond	Philadelphia, PA	2			Oil	Peaking	98
Philadelphia Road	Baltimore, MD	4			Oil	Peaking	60

Station(a)	Location	No. of Units	Percent Owned(b)		Primary Fuel Type	Primary Dispatch Type(c)	Net Generation Capacity (MWs)(d)
Eddystone	Eddystone, PA	4			Oil	Peaking	60
Delaware	Philadelphia, PA	4			Oil	Peaking	56
Southwark	Philadelphia, PA	4			Oil	Peaking	52
Falls	Morrisville, PA	3			Oil	Peaking	51
Moser	Lower Pottsgrove Township, PA	3			Oil	Peaking	51
Chester	Chester, PA	3			Oil	Peaking	39
Schuylkill	Philadelphia, PA	2			Oil	Peaking	30
Total Mid-Atlantic							10,387

ERCOT
STP	Bay City, TX	2	44	(j)	Uranium	Baseload	1,162
Whitetail	Webb County, TX	57	51	(e)	Wind	Intermittent	47
Sendero	Jim Hogg and Zapata Counties, TX	39	51	(e)	Wind	Intermittent	40
Colorado Bend II	Wharton, TX	3			Gas	Intermediate	1,143
Wolf Hollow II	Granbury, TX	3			Gas	Intermediate	1,103
Handley 3	Fort Worth, TX	1			Gas	Intermediate	375
Handley 4, 5	Fort Worth, TX	2			Gas	Peaking	870
Total ERCOT							4,740

New York
NMP	Scriba, NY	2		(f)	Uranium	Baseload	1,675
FitzPatrick	Scriba, NY	1			Uranium	Baseload	842
Ginna	Ontario, NY	1			Uranium	Baseload	576
Total New York							3,093

Other
Antelope Valley	Lancaster, CA	1			Solar	Intermittent	242
Bluestem	Beaver County, OK	60	51	(e)(g)	Wind	Intermittent	101
Shooting Star	Kiowa County, KS	65	51	(e)	Wind	Intermittent	53
Bluegrass Ridge	King City, MO	26	51	(e)	Wind	Intermittent	29
Conception	Barnard, MO	23	51	(e)	Wind	Intermittent	26
Cow Branch	Rock Port, MO	24	51	(e)	Wind	Intermittent	26
Mountain Home	Glenns Ferry, ID	20	51	(e)	Wind	Intermittent	21

Station(a)	Location	No. of Units	Percent Owned(b)		Primary Fuel Type	Primary Dispatch Type(c)	Net Generation Capacity (MWs)(d)
High Mesa	Elmore County, ID	19	51	(e)	Wind	Intermittent	20
Echo 1	Echo, OR	21	50.49	(e)	Wind	Intermittent	17
Sacramento PV Energy	Sacramento, CA	4	51	(e)	Solar	Intermittent	15
Cassia	Buhl, ID	13	51	(e)	Wind	Intermittent	14
Wildcat	Lovington, NM	13	51	(e)	Wind	Intermittent	14
Echo 2	Echo, OR	9	51	(e)	Wind	Intermittent	9
Tuana Springs	Hagerman, ID	8	51	(e)	Wind	Intermittent	9
Greensburg	Greensburg, KS	10	51	(e)	Wind	Intermittent	6
Threemile Canyon	Boardman, OR	6	51	(e)	Wind	Intermittent	5
Loess Hills	Rock Port, MO	4			Wind	Intermittent	5
Denver Airport Solar	Denver, CO	1	51	(e)	Solar	Intermittent	2
Hillabee	Alexander City, AL	3			Gas	Intermediate	753
Wyman 4	Yarmouth, ME	1	5.9		Oil	Intermediate	35
West Medway II	West Medway, MA	2			Oil/Gas	Peaking	188
West Medway	West Medway, MA	3			Oil	Peaking	123
Grand Prairie	Alberta, Canada	1			Gas	Peaking	105
Framingham	Framingham, MA	3			Oil	Peaking	30
Total Other							1,848
Total							31,676
__________
(a)All nuclear stations are boiling water reactors except Braidwood, Byron, Calvert Cliffs, Ginna, Salem, and STP units which are pressurized water reactors.
(b)100%, unless otherwise indicated.
(c)Baseload units are those that normally operate to take all or part of the minimum continuous load of a system and, consequently, produce electricity at an essentially constant rate. Intermittent units are those with output controlled by the natural variability of the energy resource rather than dispatched based on system requirements. Intermediate units are those that normally operate to take load of a system during the daytime higher load hours and, consequently, produce electricity by cycling on and off daily. Peaking units consist of lower-efficiency, quick response steam units, gas turbines and diesels normally used during the maximum load periods.
(d)Net generation capacity is stated at proportionate ownership share. For nuclear stations, capacity reflects the annual mean rating. All other facilities reflect a summer rating.
(e)Reflects the prior sale of 49% of CRP to a third party. See Note 21 — Variable Interest Entities of the Combined Notes to Consolidated Financial Statements for additional information.
(f)We wholly own NMP Unit 1 and have an 82% undivided ownership interest in NMP Unit 2.
(g)CRP owns 100% of the Class A membership interests and a tax equity investor owns 100% of the Class B membership interests of the entity that owns the Bluestem generating assets.
(h)Eddystone units 3 and 4 will be retiring in June 2025.
(i)In July 2024, we submitted a deactivation notice with PJM with intent to deactivate one of the Perryman 6 units (unit 1) with approximately 54.9 MW of installed capacity on or about May 31, 2025.
(j)Within the 44% undivided ownership interest in STP, 2% interest was recorded as held for sale as of December 31, 2024. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.
The net generation capability available for operation at any time may be less due to regulatory restrictions, transmission congestion, fuel restrictions, efficiency of cooling facilities, level of water supplies, or generating units being temporarily out of service for inspection, maintenance, refueling, repairs, or modifications required by regulatory authorities.
We also own EMT, which is a liquefied natural gas import facility located on the Mystic River in Everett, MA. EMT connects to two interstate pipeline systems as well as a local gas utility's distribution system.
We maintain property insurance against loss or damage to our principal plants and properties by fire or other perils, subject to certain exceptions. For additional information on insurance specific to our nuclear facilities, see

Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements. For our insured losses, we are self-insured to the extent that any losses are within the policy deductible or exceed the amount of insurance maintained. Any such losses could have a material adverse effect on our consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS
We are parties to various lawsuits and regulatory proceedings in the ordinary course of business. For information regarding material lawsuits and proceedings, see Note 3 — Regulatory Matters and Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements. Such descriptions are incorporated herein by these references.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
CEG Parent
Our common stock is listed on the Nasdaq (trading symbol: CEG). As of January 31, 2025, there were approximately 66,724 record holders of common stock.
Stock Performance Graph
The performance graph below illustrates a three-year comparison of cumulative total returns based on an initial investment of $100 in CEG Parent common stock, as compared with the S&P 500 Stock Index and the Philadelphia Utility Sector Index (UTY), for the period 2022 through 2024.
This performance chart assumes:
•$100 invested on February 1, 2022, in CEG Parent common stock, the S&P 500 Stock Index, and the UTY, and
•All dividends are reinvested.

Value of Investment
	2/1/22	12/31/22	12/31/23	12/31/24
CEG	$100	$175	$240	$462
S&P 500	$100	$86	$108	$135
UTY	$100	$107	$96	$116

Constellation
As of January 31, 2025, CEG Parent directly held the entire membership interest in Constellation.
Dividends
Our Board of Directors approved a 10% increase in the 2025 quarterly dividend per share compared to the 2024 quarterly dividend per share. The 2025 quarterly dividend will be $0.3878 per share.
The following table sets forth Constellation’s quarterly cash dividends per share paid during 2024 and 2023.

2024				2023
Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
$0.3525	$0.3525	$0.3525	$0.3525	$0.2820	$0.2820	$0.2820	$0.2820
First Quarter 2025 Dividend
On February 18, 2025, our Board of Directors declared a regular quarterly dividend of $0.3878 per share on our common stock for the first quarter of 2025. The dividend is payable on Tuesday, March 18, 2025, to shareholders of record as of 5 p.m. Eastern time on Friday, March 7, 2025.
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
Since 2023, our Board of Directors authorized the repurchase of up to $3 billion of the Company's outstanding common stock. See Note 19 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information regarding our share repurchase program. There were no share repurchases under our share repurchase program during the three months ended December 31, 2024. As of December 31, 2024, there was $991 million of remaining authority to repurchase shares of the Company's outstanding common stock.

ITEM 6.	RESERVED
Not Applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, unless otherwise noted)
Executive Overview
We are a producer of carbon-free energy and a supplier of energy products and services. Our generating capacity includes primarily nuclear, wind, solar, natural gas, and hydroelectric assets. Through our integrated business operations, we sell electricity, natural gas, and other energy-related products and sustainable solutions to various types of customers, including distribution utilities, municipalities, cooperatives, and commercial, industrial, public sector, and residential customers in markets across multiple geographic regions. We have five reportable segments: Mid-Atlantic, Midwest, New York, ERCOT and Other Power Regions. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations summarizes results for the year ended December 31, 2024 compared to the year ended December 31, 2023. For discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the 2023 Form 10-K, which was filed with the SEC on February 27, 2024.
Significant Transactions and Developments
Proposed Acquisition of Calpine Corporation
On January 10, 2025, we entered an agreement and plan of merger (Merger Agreement) with Calpine Corporation (Calpine) under which we will acquire all the outstanding equity interests of Calpine in a cash and stock transaction. Calpine owns and operates a generation fleet of natural gas, geothermal, battery storage, and solar assets with over 27 GWs of generation capacity, in addition to a competitive retail electric supplier platform serving approximately 2.5 million customers with 60 TWhs of load annually.
This acquisition is complementary to and aligns strategically with our existing business operations and provides both increased scale and meaningful market diversification. We will couple the largest producer of clean, carbon-free energy with the reliable, dispatchable natural gas assets of Calpine, and also create the nation’s leading competitive retail electric supplier, providing increased scale, diversification and complementary capabilities that will enable us to meet growing demand with a broader array of energy and sustainability products. The addition of Calpine will strengthen our essential role in providing clean, reliable, and affordable energy as the nation seeks to transition to a more sustainable future, and will better position us to pursue investments in new and existing technologies to meet growing demand.
Completion of the transaction is conditioned upon review of the transaction by the DOJ, and approval by the FERC, NYPSC, and PUCT, in addition to other regulatory bodies, and is also subject to other customary closing conditions. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.
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
Nuclear PTC
Beginning in 2024, our existing nuclear units are eligible for a PTC extending through 2032. The nuclear PTC (45U) provides a transferable credit up to $15 per MWh (a base credit of $3 per MWh with a five times multiplier provided certain prevailing wage requirements are met) and is subject to phase-out when annual gross receipts are between $25.00 per MWh and $43.75 per MWh. We have evaluated and expect to meet the annual prevailing wage requirements at all our nuclear units and are eligible for the five times multiplier. Both the amount of the PTC and the gross receipts thresholds adjust for inflation after 2024 through the duration of the program based on the GDP price deflator for the preceding calendar year. The benefits of the PTC may be realized through a credit against our federal income taxes or transferred via sale to an unrelated party. For the year ended December 31, 2024, our Consolidated Statements of Operations and Comprehensive Income include a nuclear PTC benefit of approximately $2,080 million in Operating revenues. See Note 6 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information.

Share Repurchase Program
As part of our capital allocation plan, our Board of Directors has authorized up to $3 billion of share repurchases of our outstanding common stock to-date, of which $991 million has yet to be exercised. See Note 19 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
Other Key Business Drivers
Russia and Ukraine Conflict
We are closely monitoring developments of the ongoing Russia and Ukraine conflict, including United States, United Kingdom, European Union, and Canadian sanctions, and legislation that may impact exports and imports of Russian nuclear fuel supply and enrichment activities, as well as the potential for Russia to limit fuel deliveries. The U.S. “Prohibiting Russian Uranium Imports Act” became effective in August 2024, banning the import of low-enriched uranium into the U.S. that is produced in Russia or by Russian entities, absent a waiver from the DOE. Under a corollary bill, the Department of Energy has begun the process of distributing billions of dollars that were previously appropriated to support expansion of the domestic nuclear fuel cycle within the United States to improve carbon-free energy security. In November 2024, the Russian government issued a decree imposing temporary restrictions on the export of enriched uranium from Russia to the U.S. but allowing for a special Russian export license to be issued for individual shipments. Our nuclear fuel is obtained predominantly through long-term uranium supply and service contracts. We work with a diverse set of domestic and international suppliers years in advance to procure our nuclear fuel to support our refueling needs regardless of the risk to Russian nuclear fuel supply. Recognizing the potential for the continuing conflict to impact our longer-term security and cost of supply, we have entered into contracts to increase the size of our nuclear fuel inventory. Our fuel procurement activities comply with all U.S. and international trade laws and we continue to take advantage of all available avenues to maintain continuity in our nuclear fuel supply, including working with the U.S. Government and our diverse set of suppliers to secure the nuclear fuel needed to continue to operate our nuclear fleet long-term.
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
Nuclear Decommissioning Asset Retirement Obligations
The AROs associated with decommissioning our nuclear units were $12.2 billion at December 31, 2024. The authoritative guidance requires that we estimate our obligation for the future decommissioning of our nuclear generating plants. To estimate that liability, we use an internally-developed, probability-weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple decommissioning outcome scenarios.
Over the past decade, nuclear operators and third-party service providers have continued to obtain more information about costs associated with decommissioning activities. At the same time, regulators are gaining more information about decommissioning activities which could result in changes to existing decommissioning requirements. In addition, over time, it is possible that technological advances will be identified that could create efficiencies and lead to a reduction in decommissioning costs. The amount of NDT funds could also impact the timing of the decommissioning activities. Additionally, certain factors such as changes in regulatory requirements during plant operations or the profitability of a nuclear plant could impact the timing of plant retirements. These factors could result in material changes to our current estimates as more information becomes available and could change the timing of plant retirements and the probability assigned to the decommissioning outcome scenarios.
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
Probabilistic Cash Flow Models. Our probabilistic cash flow models include the assignment of probabilities to various scenarios for decommissioning cost levels, decommissioning approaches, and timing of plant shutdown on a unit-by-unit basis. Probabilities assigned to cost levels include an assessment of the likelihood of costs 20% higher (high-cost scenario) or 15% lower (low-cost scenario) than the base-cost scenario. The assumed decommissioning scenarios generally include the following three alternatives: (1) DECON, which assumes major decommissioning activities begin shortly after the cessation of operation, (2) Shortened SAFSTOR, which generally assumes a 30-year delay prior to onset of major decommissioning activities, and (3) SAFSTOR, which assumes the nuclear facility is placed and maintained in such condition during decommissioning, so that the nuclear facility can be safely stored and subsequently decontaminated within 60 years after cessation of operations. In each decommissioning scenario, spent fuel is transferred to dry cask storage as soon as possible until DOE acceptance for disposal.
The actual decommissioning approach selected will be determined at the time of shutdown and may be influenced by multiple factors including the funding status of the NDT funds at the time of shutdown and regulatory or other commitments.
The plant shutdown timing scenarios consider four alternatives: (1) the probability of early plant retirement, (2) the probability of operating through the original 40-year nuclear license term, (3) the probability of operating through an initial 20-year license renewal term, and (4) the probability of a second 20-year license renewal term. As power market and regulatory environment developments occur, we evaluate and incorporate, as necessary, the impacts of such developments into our nuclear ARO assumptions and estimates.
Our probabilistic cash flow models also include an assessment of the timing of DOE acceptance of SNF for disposal. We currently assume DOE will begin accepting SNF from the industry in 2040. The SNF acceptance date assumption is based on management’s estimates of the amount of time required for DOE to select a site location and develop the necessary infrastructure for long-term SNF storage. For additional information regarding SNF, see Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements.
Discount Rates. The probability-weighted estimated future cash flows for the various assumed scenarios are discounted using our specific credit-adjusted, risk-free rates (CARFR) or a AAA-rated U.S. company proxy CARFR for the units that maintain the ability to collect decommissioning costs from utility customers (former PECO and STP units). We initially recognize an ARO at fair value and subsequently adjust it for changes to estimated costs, timing of future cash flows and modifications to decommissioning assumptions. The ARO is not required or permitted to be re-measured for changes in the CARFR that occur in isolation. Increases in the ARO due to upward revisions in estimated undiscounted cash flows are considered new obligations and are measured using a current CARFR as the increase creates a new cost layer within the ARO. Any decrease in the estimated undiscounted future cash flows relating to the ARO are treated as a modification of an existing ARO cost layer and, therefore, are measured using the average historical CARFR rates used in creating the initial ARO cost layers. If all our future nominal cash flows associated with the ARO were to be discounted at the current prevailing CARFR, the obligation would decrease from approximately $12.2 billion to approximately $11.2 billion.

The following table illustrates the significant impact that changes in the CARFR, when combined with changes in projected amounts and expected timing of cash flows, can have on the valuation of the ARO:

Change in the CARFR applied to the annual ARO update	Increase (Decrease) to ARO as of December 31, 2024
2023 CARFR rather than the 2024 CARFR	$(300)
2024 CARFR increased by 50 basis points	(790)
2024 CARFR decreased by 50 basis points	990
ARO Sensitivities. Changes in the assumptions underlying the ARO could materially affect the decommissioning obligation. The impact of a change in any one of these assumptions to the ARO is highly dependent on how the other assumptions may correspondingly change.
The following table illustrates the effects of changing certain ARO assumptions while holding all other assumptions constant:

Change in ARO Assumption	Increase (Decrease) to ARO as of December 31, 2024
Cost escalation studies
Uniform increase in escalation rates of 50 basis points	$2,290
Probabilistic cash flow models
Increase the estimated costs to decommission the nuclear plants by 10 percent	770
Increase the likelihood of the DECON scenario by 10 percent and decrease the likelihood of the SAFSTOR scenario by 10 percent(a)	130
Shorten each unit's probability-weighted operating life assumption by 10 percent(b)	430
Extend the estimated date for DOE acceptance of SNF to 2045	(40)
__________
(a)Excludes any sites in which management has committed to a specific decommissioning approach.
(b)Excludes Crane and Zion.
See Note 1 — Basis of Presentation and Note 10 — Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements for additional information regarding accounting for nuclear AROs.
Purchase Accounting
In accordance with authoritative guidance, the assets acquired and liabilities assumed in an acquired business are recorded at their estimated fair values on the date of acquisition. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, often utilizes independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. Changes to these estimates and assumptions could result in material changes to the fair value of assets and liabilities as of the acquisition date. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, could significantly impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. Authoritative guidance provides that the allocation of the purchase price may be modified up to one year after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.
The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value, or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. Goodwill is assigned to reporting units that are expected to benefit from the acquisition. Goodwill is not amortized, instead it is subject to an impairment assessment at least annually to consider whether the reporting unit fair value is more likely than not less than the carrying amount. See Note 1 — Basis of Presentation, Note 2 — Mergers, Acquisitions, and Dispositions, and Note 12 — Intangible Assets of the Combined Notes to Consolidated Financial Statements for additional information.

Goodwill
We perform an assessment for impairment of goodwill at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting units below their carrying amount. A reporting unit is an operating segment or one level below an operating segment (known as a component) and is the level at which goodwill is tested for impairment. Our operating segments and reporting units are Mid-Atlantic, Midwest, New York, ERCOT, and Other Power Regions. See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for additional information on our segments. Goodwill is primarily reported within our ERCOT segment. See Note 12 — Intangible Assets of the Combined Notes to Consolidated Financial Statements for additional information.
We first perform a qualitative assessment to determine whether a quantitative assessment is necessary. As part of the qualitative assessment, we evaluate, among other things, management’s best estimate of projected operating and capital cash flows for the reporting units and changes in certain market conditions, including the discount rate. Significant assumptions used in these fair value analyses include discount and growth rates, energy prices, and projected operating and capital cash flows.
While the 2024 annual assessments indicated no impairments, certain assumptions used in the assessment are highly sensitive to changes. Adverse regulatory actions or changes in significant assumptions could potentially result in future impairments of our goodwill, which could be material.
See Note 1 — Basis of Presentation, Note 2 — Mergers, Acquisitions, and Dispositions, and Note 12 — Intangible Assets of the Combined Notes to Consolidated Financial Statements for additional information.
Unamortized Energy Contract Assets and Liabilities
Unamortized energy contract assets and liabilities represent the remaining unamortized balances of non-derivative energy contracts and fuel contracts that we have acquired. The initial amount recorded represents the difference between the fair value of the contracts at the time of acquisition and the contract value based on the terms of each contract. The unamortized energy contract assets and liabilities are amortized over the life of the contract in relation to the expected realization of the underlying cash flows. Amortization of the unamortized energy and fuel contract assets and liabilities are recorded through Operating revenues or Purchased power and fuel expense, depending on the nature of the underlying contract. See Note 12 — Intangible Assets of the Combined Notes to Consolidated Financial Statements for additional information.
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
The review of long-lived assets or asset groups for impairment utilizes significant assumptions about operating strategies and estimates of future cash flows, which require assessments of current and projected market conditions. Forecasting future cash flows requires assumptions regarding forecasted commodity prices for the sale of power and purchases of fuel and the expected operations of assets. A variation in the assumptions used could lead to a different conclusion regarding the recoverability of an asset or asset group and, thus, could potentially result in material future impairments. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets or asset groups are largely independent of the cash flows of other assets and liabilities. The lowest level of independent cash flows is determined by the evaluation of several factors, including the geographic dispatch of the generating units and the hedging strategies related to those units. The cash flows from our generating units are generally evaluated at a regional portfolio level (asset group), given the interdependency of cash flows generated from the customer supply and risk management activities within each region. In certain cases, our generating assets may be evaluated on an individual basis where those assets are contracted on a long-term basis with a third party and operations are independent of other generating assets (typically contracted renewable generation).

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
Depreciable Lives of Property, Plant, and Equipment
We have significant investments in electric generating assets. These assets are generally depreciated on a straight-line basis, using the group, composite or unitary methods of depreciation. The group approach is typically for groups of similar assets that have approximately the same useful lives and the composite approach is used for heterogeneous assets that have different lives. Under both methods, a reporting entity depreciates the assets over the average life of the assets in the group. The estimation of asset useful lives requires management judgment, supported by formal depreciation studies of historical asset retirement experience. Depreciation studies are generally conducted periodically if an event, regulatory action, or change in retirement patterns indicate an update is necessary.
Along with depreciation study results, management considers expected future energy market conditions and generation plant operating costs and capital investment requirements in determining the estimated useful lives of our generating facilities and reassesses the reasonableness of estimated useful lives whenever events or changes in circumstances warrant. When a determination has been made that an asset will be retired before the end of its current estimated useful life, depreciation provisions will be accelerated to reflect the shortened estimated useful life, which could have a material unfavorable impact on future results of operations.
Changes in estimated useful lives of electric generating assets could have a significant impact on future results of operations. See Note 1 — Basis of Presentation and Note 8 — Property, Plant, and Equipment of the Combined Notes to Consolidated Financial Statements for information regarding depreciation and estimated useful lives of the property, plant and equipment.
Accounting for Derivative Instruments
We use derivative instruments to manage commodity price risk, foreign currency exchange risk and interest rate risk related to ongoing business operations. Our derivative activities are in accordance with our RMP. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
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
We consider non-performance risk, including credit risk in the valuation of derivative contracts, and both historical and current market data in our assessment of non-performance risk. The impacts of non-performance and credit risk to date have not been material to the consolidated financial statements.
See ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK and Note 15 — Derivative Financial Instruments and Note 17 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
Defined Benefit Pension and Other Postretirement Employee Benefits
The majority of our employees participate in defined benefit pension and OPEB plans we sponsor. Measuring plan obligations and costs involves various factors, including valuation assumptions and inputs and accounting policy elections. When developing the required assumptions, we consider historical information as well as future expectations. The measurement of these benefit obligations and costs is affected by several assumptions including the discount rate, the long-term expected rate of return on plan assets, the anticipated rate of increase of health care costs, our contributions, the rate of compensation increases, and the long-term expected investment rate credited to employees of certain plans, among others. The assumptions are updated annually and during any interim remeasurement.
Pension and OPEB plan assets include U.S. and international equity securities, fixed income securities, and alternative investments such as real assets, private equity, private credit, and hedge funds.
Expected Rate of Return on Plan Assets. To determine the EROA, we consider forecasted future long-term capital market performance, weighted by our target asset class allocations. We calculate the expected return on pension and OPEB plan assets by multiplying the EROA by the MRV of plan assets at the beginning of the year, considering anticipated contributions and benefit payments to be made during the year. The MRV for pension and OPEB plan assets is based on either fair value or a calculated value that systematically and rationally recognizes changes in fair value over multiple years. For the majority of pension plan assets, we use a calculated value that adjusts for 20% of the difference between fair value and expected MRV, resulting in less volatile expected asset returns to be recognized as a component of pension cost from year to year. For OPEB plan assets and certain pension plan assets, we use fair value to calculate the MRV.

Discount Rate. Discount rates are determined by developing a spot rate curve based on the yield to maturity of high-quality non-callable (or callable with make-whole provisions) bonds with similar maturities to the pension and OPEB obligations. These spot rates discount the estimated future benefit distribution amounts for the pension and OPEB plans. The discount rate is the single level rate that matches the spot rate curve. We utilize an analytical tool developed by our actuaries to determine these rates.
Mortality. The mortality assumption includes a base table for the current expectation of life expectancy of the population adjusted by an improvement scale that attempts to anticipate future improvements in life expectancy. Upon remeasurement as of December 31, 2023 and 2024, we utilized the mortality tables and projection scales released by the SOA.
Sensitivity to Changes in Key Assumptions. The following table illustrates the effects of changing certain of the actuarial assumptions reflected above and as discussed in Note 14 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements, while holding all other assumptions constant:

	Actual Assumption
	Pension	OPEB	Assumption	Increase / (Decrease)
Actuarial Assumption				Pension	OPEB	Total
Change in 2025 cost:
Discount rate(a)	5.66%	5.63%	0.5%	$(13)	$(1)	$(14)
	5.66%	5.63%	(0.5)%	17	1	18
EROA	6.50%	6.00%	0.5%	(38)	(3)	(41)
	6.50%	6.00%	(0.5)%	38	3	41
Change in benefit obligation as of December 31, 2024:
Discount rate(a)	5.66%	5.63%	0.5%	(319)	(59)	(378)
	5.66%	5.63%	(0.5)%	346	64	410
__________
(a)Generally, the discount rate will have a larger impact on the pension and OPEB cost and obligation as the rate moves closer to 0%. Therefore, the sensitivities above cannot be extrapolated for larger changes in the discount rate. Additionally, our liability-driven hedging investment strategy for our pension asset portfolio is not reflected in the sensitivities shown, which do not account for the offsetting impact that discount rate changes may have on pension asset returns.
See Note 1 — Basis of Presentation and Note 14 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements for additional information regarding the accounting for the defined benefit pension and OPEB plans.
Taxation
Significant management judgment is required in determining our provision for income taxes, primarily due to the uncertainty related to tax positions taken, as well as deferred tax assets and liabilities and valuation allowances. We account for uncertain income tax positions using a benefit recognition model with a two-step approach, including a more-likely-than-not recognition threshold and a measurement approach based on the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. Management evaluates each position based on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Significant judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of tax benefits to be recorded in the consolidated financial statements.
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

Actual income taxes could vary from estimated amounts due to the future impacts of various items, including future changes in income tax laws, our forecasted financial condition and results of operations, failure to successfully implement tax planning strategies, as well as results of audits and examinations of filed tax returns by taxing authorities. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
Accounting for Loss Contingencies
In the preparation of our financial statements, we make judgments regarding the future outcome of contingent events and record liabilities for loss contingencies that are probable and can be reasonably estimated based upon available information. The amount recorded may differ from the actual expense incurred when the uncertainty is resolved and may have a material impact to our consolidated financial statements.
Environmental Costs. Environmental investigation and remediation liabilities are based upon estimates with respect to the number of sites for which we will be responsible, the scope, and cost of work to be performed at each site, the portion of costs that will be shared with other parties, the timing of the remediation work, regulations, and the requirements of local governmental authorities. These matters, if resolved in a manner different from the estimate, could have a material impact to our consolidated financial statements. See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information.
Other, Including Personal Injury Claims. For accidents we maintain insurance coverage for general liability, automotive liability, workers’ compensation, and personal injury claims and are self-insured to the extent that losses are within policy deductibles or exceed the amount of insurance maintained. We have reserves for both open claims asserted, and an estimate of claims incurred but not reported (IBNR). The IBNR reserve is estimated based on actuarial assumptions and analysis and is updated annually. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding litigation and possible state and national legislative measures could cause the actual costs to be higher or lower than estimated. Accordingly, these claims, if resolved in a manner different from the estimate, could have a material impact to the consolidated financial statements.
Revenue Recognition
Sources of Revenue and Determination of Accounting Treatment. We earn revenue from various business activities including competitive sales of power, natural gas, and other energy-related products and sustainable solutions.
The accounting treatment for revenue recognition is based on the nature of the underlying transaction and applicable authoritative guidance. We primarily apply the Revenue from Contracts with Customer, Government Assistance, and Derivatives and Hedging guidance to recognize revenue, as discussed in more detail below.
Revenue from Contracts with Customers. We recognize revenues in the period in which the performance obligations within contracts with customers are satisfied, which generally occurs when power, natural gas and other energy-related products and services are provided to the customer. Transactions within the scope of Revenue from Contracts with Customers generally include non-derivative agreements, contracts that are designated as NPNS and spot-market energy commodity sales, including settlements with RTOs and ISOs.
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
Government Assistance. Our existing nuclear plants are eligible for federal government incentives including transferable tax credits for qualifying electric production volumes. The nuclear PTC is subject to legislative and regulatory changes, which can affect the availability and amount of credits. Repeal or significant reduction or modification of the PTC could have a material impact on our financial performance depending on gross receipts received by our nuclear units each year. Further, the nuclear PTC continues to be the subject of additional guidance expected to be issued from the U.S. Treasury and IRS that may materially impact the total amount of benefits we receive. Absence of prescriptive guidance requires the application of judgement in determining annual gross receipts, a primary component in the determination of the credit. We closely monitor developments in relevant tax laws and regulations to anticipate and mitigate potential risks. Given that the nuclear PTC is a function of annual gross receipts, quarterly results rely on forecasted gross receipts for the fiscal year. Energy prices are volatile and are impacted by various factors beyond our control. Significant deviations in market prices from those we’ve forecasted could materially impact our quarterly recognition of nuclear PTC revenues as we progress through the calendar year. See ITEM 1. BUSINESS – Price and Supply Risk Management for additional information on how we mitigate market price risk.
See Note 6 — Government Assistance of the Combined Notes to the Consolidated Financial Statements for additional information regarding nuclear PTC.
Derivative Revenues. We record revenues and expenses using the fair value method of accounting, also referred to as mark-to-market method of accounting for transactions that are accounted for as derivatives. These derivative transactions primarily relate to commodity price risk management activities. Mark-to-market revenues and expenses include inception gains or losses on new transactions where the fair value is observable, unrealized gains and losses from changes in the fair value of open contracts, and realized gains and losses.
Financial Results of Operations
GAAP Results of Operations. The following table sets forth our consolidated GAAP Net Income (Loss) Attributable to Common Shareholders for the year ended December 31, 2024 compared to the same period in 2023. For additional information regarding the financial results for the years ended December 31, 2024 and 2023, see the discussions of Results of Operations below.

	For the Years Ended December 31,		$ Change
	2024	2023
GAAP Net Income (Loss) Attributable to Common Shareholders	$3,749	$1,623	$2,126
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
Unless otherwise noted, the income tax impact of each reconciling adjustment between GAAP Net Income (Loss) Attributable to Common Shareholders and Adjusted (non-GAAP) Operating Earnings is based on the marginal statutory federal and state income tax rates, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. For all adjustments except the NDT fund investment returns, which are included in decommissioning-related activities, the marginal statutory income tax rate was 25.5% and 25.1% for the years ended December 31, 2024 and 2023, respectively. Under IRS regulations, NDT fund investment returns are taxed at different rates for investments if they are in qualified or non-qualified funds. The effective tax rates for the unrealized and realized gains and losses related to NDT funds were 54.8% and 52.4% for the years ended December 31, 2024 and 2023, respectively. The following table provides a reconciliation between GAAP Net Income (Loss) Attributable to Common Shareholders and Adjusted (non-GAAP) Operating Earnings for the year ended December 31, 2024 compared to the same period in 2023.

	For the Years Ended December 31,
	2024		2023
		Earnings Per Share(a)		Earnings Per Share(a)
GAAP Net Income (Loss) Attributable to Common Shareholders	$3,749	$11.89	$1,623	$5.01
Unrealized (Gain) Loss on Fair Value Adjustments (net of taxes $346 and $169, respectively)(b)	(1,026)	(3.25)	506	1.56
Plant Retirements and Divestitures (net of taxes $9 and $2, respectively)	28	0.09	(7)	(0.02)
Decommissioning-Related Activities (net of taxes $244 and $339, respectively)(c)	(50)	(0.16)	(183)	(0.56)
Pension & OPEB Non-Service (Credits) Costs (net of taxes $2 and $14, respectively)	5	0.02	(41)	(0.13)
Separation Costs (net of taxes $3 and $21, respectively)(d)	9	0.03	62	0.19
ERP System Implementation Costs (net of taxes $3 and $6, respectively)	8	0.02	19	0.06
Change in Environmental Liabilities (net of taxes $22 and $11, respectively)	65	0.21	33	0.10
Income Tax-Related Adjustments(e)	(52)	(0.17)	(9)	(0.03)
Acquisition-Related Costs (net of taxes $2 and $3, respectively)	6	0.02	9	0.03
Asset Impairments (net of taxes $— and $9, respectively)	—	—	62	0.19
Noncontrolling Interests(f)	(7)	(0.02)	(40)	(0.12)
Adjusted (non-GAAP) Operating Earnings	$2,735	$8.67	$2,034	$6.28
__________
(a)Amounts may not sum due to rounding. Earnings per share amount is based on average diluted common shares outstanding of 315 million and 324 million for the years ended December 31, 2024 and 2023, respectively.
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
(e)In 2024, primarily reflects the adjustment to deferred income taxes due to changes in forecasted apportionment.
(f)Represents elimination of the noncontrolling interest portion of certain adjustments included above.

Results of Operations

	2024	2023	$ Change
Operating revenues	$23,568	$24,918	$(1,350)
Operating expenses
Purchased power and fuel	11,419	16,001	(4,582)
Operating and maintenance	6,159	5,685	474
Depreciation and amortization	1,123	1,096	27
Taxes other than income taxes	586	553	33
Total operating expenses	19,287	23,335	(4,048)
Gain (loss) on sales of assets and businesses	71	27	44
Operating income (loss)	4,352	1,610	2,742
Other income and (deductions)
Interest expense, net	(506)	(431)	(75)
Other, net	670	1,268	(598)
Total other income and (deductions)	164	837	(673)
Income (loss) before income taxes	4,516	2,447	2,069
Income tax (benefit) expense	774	859	(85)
Equity in income (losses) of unconsolidated affiliates	(4)	(11)	7
Net income (loss)	3,738	1,577	2,161
Net income (loss) attributable to noncontrolling interests	(11)	(46)	35
Net income (loss) attributable to common shareholders	$3,749	$1,623	$2,126

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023. The variance in Net income (loss) attributable to common shareholders was favorable by $2,126 million primarily due to:
•Favorable net mark-to-market activity and other fair value adjustments;
•Favorable nuclear PTC activity related to the IRA beginning in 2024; and
•Favorable market and portfolio conditions primarily driven by higher realized margins on load contracts and generation-to-load optimization.
The favorable items were partially offset by:
•Higher labor (inclusive of incentives), contracting, and materials;
•Lower unrealized gains resulting from an investment that became a publicly traded company in the second quarter of 2023;
•Unfavorable net realized and unrealized NDT activity; and
•Lower revenue recognized for ZECs delivered under the Illinois ZEC program in prior planning years.
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

For the year ended December 31, 2024 compared to 2023, Operating revenues were as follows:

			2024 vs. 2023
	2024	2023	$ Change	% Change(a)
Mid-Atlantic	$5,522	$5,138	$384	7.5%
Midwest	4,805	4,658	147	3.2%
New York	2,050	2,021	29	1.4%
ERCOT	1,550	1,346	204	15.2%
Other Power Regions	5,506	5,851	(345)	(5.9)%
Total reportable segment electric revenues	19,433	19,014	419	2.2%
Other	3,819	4,505	(686)	(15.2)%
Mark-to-market gains	316	1,399	(1,083)
Total Operating revenues	$23,568	$24,918	$(1,350)	(5.4)%
__________
(a)% Change in mark-to-market is not a meaningful measure.
Sales and Supply Sources. Our sales and supply sources by region are summarized below:

			2024 vs. 2023
(GWhs)	2024	2023	Change	% Change
Nuclear Generation(a)
Mid-Atlantic	52,898	53,012	(114)	(0.2)%
Midwest	95,321	93,768	1,553	1.7%
New York	25,134	25,546	(412)	(1.6)%
ERCOT	8,358	1,721	6,637	385.6%
Total Nuclear Generation	181,711	174,047	7,664	4.4%

Natural Gas, Oil and Renewables(a)
Mid-Atlantic	2,137	2,014	123	6.1%
Midwest	1,116	1,024	92	9.0%
ERCOT	14,778	16,877	(2,099)	(12.4)%
Other Power Regions	8,692	8,512	180	2.1%
Total Natural Gas, Oil and Renewables	26,723	28,427	(1,704)	(6.0)%

Purchased Power
Mid-Atlantic	15,729	16,509	(780)	(4.7)%
Midwest	928	984	(56)	(5.7)%
ERCOT	3,249	5,530	(2,281)	(41.2)%
Other Power Regions	41,077	44,192	(3,115)	(7.0)%
Total Purchased Power	60,983	67,215	(6,232)	(9.3)%

Total Supply/Sales by Region
Mid-Atlantic	70,764	71,535	(771)	(1.1)%
Midwest	97,365	95,776	1,589	1.7%
New York	25,134	25,546	(412)	(1.6)%
ERCOT	26,385	24,128	2,257	9.4%
Other Power Regions	49,769	52,704	(2,935)	(5.6)%
Total Supply/Sales by Region	269,417	269,689	(272)	(0.1)%
__________
(a)Includes the proportionate share of output where we have an undivided ownership interest in jointly-owned generating plants.

Nuclear Fleet Capacity Factor. The following table presents nuclear fleet operating data for our plants that reflects our ownership percentage for stations operated by us and excludes Salem and STP, which are operated by PSEG and STPNOC, respectively. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a unit (or combination of units) over a period of time to its output if the unit had operated at net monthly mean capacity for that time period. We consider capacity factor to be a useful measure to analyze the nuclear fleet performance between periods. We have included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	2024	2023
Nuclear fleet capacity factor	94.6%	94.4%
Refueling outage days	230	256
Non-refueling outage days	36	51
Nuclear PTC. Beginning in 2024, our existing nuclear units are eligible for a PTC extending through 2032. The nuclear PTC provides a transferable credit up to $15 per MWh (a base credit of $3 per MWh with a five times multiplier provided certain prevailing wage requirements are met) and is subject to phase-out when annual gross receipts are between $25.00 per MWh and $43.75 per MWh. We have evaluated and expect to meet the annual prevailing wage requirements at all our nuclear units and are eligible for the five times multiplier. Both the amount of the PTC and the gross receipts thresholds adjust for inflation after 2024 through the duration of the program based on the GDP price deflator for the preceding calendar year. The benefits of the PTC may be realized through a credit against our federal income taxes or transferred via sale to an unrelated party.
Many of the state-sponsored programs (i.e., ZECs and CMCs) providing compensation for the emissions-free attributes of generation from certain of our nuclear units include contractual or other provisions that require us to refund that compensation up to the amount of the nuclear PTC received or pass through the entirety of the nuclear PTC received. See Note 6 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information on the nuclear PTC.
ZEC Prices. We are compensated through state programs for the carbon-free attributes of our nuclear generation. The following table includes the average ZEC reference prices ($/MWh) for each of our major regions in which state programs have been enacted. Gross prices reflect the weighted average price for the various delivery periods within the years ended December 31, 2024 and 2023 and may not necessarily reflect prices we ultimately realize as a result of interaction with the nuclear PTC discussed above.

			2024 vs. 2023
State (Region)(a)	2024	2023	$ Change	% Change
New Jersey (Mid-Atlantic)(b)	$9.98	$9.92	$0.06	0.6%
Illinois (Midwest)(c)	5.60	5.18	0.42	8.1%
New York (New York)	18.27	19.05	(0.78)	(4.1)%
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
Illinois CMC Price. The price received (paid) for each CMC is determined by the IPA monthly and is based on the accepted CMC bid, less the sum of (a) monthly weighted average PJM Busbar price, (b) ComEd zone capacity price and (c) any federal tax credit or subsidy received by each qualifying plant and is subject to a customer protection cap ($30.30 per MWh for initial delivery period June 2022 through May 2023, $32.50 per MWh for the period June 2023 through May 2024 and $33.43 per MWh for the period June 2024 through May 2025). If the monthly CMC price per MWh calculation results in a net positive value, ComEd will multiply that value by the delivered quantity and pay the total to us. If the CMC price per MWh calculation results in a net negative value, we will multiply this value by the delivered quantity and pay the net value to ComEd. The average

CMC prices per MWh were $8.05 and $4.13 for the years ended December 31, 2024 and 2023, respectively. The average CMC prices may not necessarily reflect prices we ultimately realize as a result of interaction with the nuclear PTC discussed above.
Capacity Prices. We participate in capacity auctions in each of our major regions, except ERCOT which does not have a capacity market. We also incur capacity costs associated with load served, which are factored into customer sales prices. Capacity prices have a material impact on our operating revenues and purchased power and fuel expense. We report capacity on a net monthly basis within each region in either Operating revenues or Purchased power and fuel expense, depending on our net monthly position. The following table presents the average capacity prices ($/MW Day) for each of our major regions. Prices reflect the weighted average prices for the various auction periods within the years ended December 31, 2024 and 2023.

			2024 vs. 2023
Location (Region)	2024	2023	$ Change	% Change
Eastern Mid-Atlantic Area Council (Mid-Atlantic)	$51.89	$69.64	$(17.75)	(25.5)%
ComEd (Midwest)	31.09	48.64	(17.55)	(36.1)%
Rest of State (New York)	106.44	137.88	(31.44)	(22.8)%
Southeast New England (Other)	581.69	91.67	490.02	534.5%
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

			2024 vs. 2023
Location (Region)	2024	2023	$ Change	% Change
PJM West (Mid-Atlantic)	$33.74	$33.06	$0.68	2.1%
ComEd (Midwest)	25.50	26.64	(1.14)	(4.3)%
Central (New York)	34.12	26.97	7.15	26.5%
North (ERCOT)	26.97	55.15	(28.18)	(51.1)%
Southeast Massachusetts (Other)(a)	41.70	37.35	4.35	11.6%
__________
(a)Reflects New England, which comprises the majority of the activity in the Other region.

For the year ended December 31, 2024 compared to 2023, changes in Operating revenues by region were approximately as follows:

	2024 vs. 2023
	$ Change	% Change(a)	Description
Mid-Atlantic	$384	7.5%
• favorable estimated nuclear PTC revenue of $515
• favorable retail load revenue of $135 primarily due to
higher contracted energy prices; partially offset by
• unfavorable wholesale load revenue of ($100) primarily due to lower volumes
• unfavorable net ZEC program revenue of ($80) due to estimated refund associated with Nuclear PTC
• unfavorable settled economic hedges of ($60) due to
settled prices relative to hedged prices

	2024 vs. 2023
	$ Change	% Change(a)	Description
Midwest	147	3.2%
• favorable estimated nuclear PTC revenue of $1,300;
partially offset by
• unfavorable net ZEC and CMC program revenue of ($750) due to decrease in ZEC revenue realized and estimated pass through associated with nuclear PTC
• unfavorable settled economic hedges of ($205) due to
settled prices relative to hedged prices
• unfavorable net generation and wholesale load revenue of ($85) primarily due to lower load volumes
• unfavorable PJM performance bonuses of ($70) due to absence of favorable adjustment in 2023 associated with the December 2022 weather event

New York	29	1.4%
• favorable retail load revenue of $155 primarily due to higher load volumes and contracted energy prices
• favorable estimated nuclear PTC revenue of $150; partially offset by
• unfavorable net ZEC program revenue of ($180) due to estimated refund associated with nuclear PTC and decrease in ZEC price in current planning year
• unfavorable settled economic hedges of ($120) due to
settled prices relative to hedged prices

ERCOT	204	15.2%
• favorable settled economic hedges of $150 due to settled prices relative to hedged prices
• favorable estimated nuclear PTC revenue of $110; partially offset by
• unfavorable retail load revenue of ($100) primarily due to lower contracted energy prices

Other Power Regions	(345)	(5.9)%
• unfavorable wholesale load revenue of ($515) primarily due to lower contracted prices and load volumes; partially offset by
• favorable retail load revenue of $200 primarily due to
higher contracted energy prices

Other	(686)	(15.2)%	• unfavorable gas revenue, inclusive of settled economic hedges, of ($555) primarily due to lower gas prices • no other individually significant items to note
Mark-to-market(b)	(1,083)		• gains on economic hedging activities of $316 in 2024 compared to gains of $1,399 in 2023
Total	$(1,350)	(5.4)%
__________
(a)% Change in mark-to-market is not a meaningful measure.
(b)See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on mark-to-market gains and losses.

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
For the year ended December 31, 2024 compared to 2023, Purchased power and fuel expense were as follows:

			2024 vs. 2023
	2024	2023	$ Change	% Change(a)
Mid-Atlantic	$2,442	$2,214	$228	10.3%
Midwest	1,603	1,403	200	14.3%
New York	597	770	(173)	(22.5)%
ERCOT	503	764	(261)	(34.2)%
Other Power Regions	4,238	4,611	(373)	(8.1)%
Total electric purchased power and fuel	9,383	9,762	(379)	(3.9)%
Other	2,997	3,868	(871)	(22.5)%
Mark-to-market losses (gains)	(961)	2,371	(3,332)
Total purchased power and fuel	$11,419	$16,001	$(4,582)	(28.6)%
__________
(a)% Change in mark-to-market is not a meaningful measure.

For the year ended December 31, 2024 compared to 2023, changes in Purchased power and fuel expense by region were approximately as follows:

	2024 vs. 2023
	$ Change	% Change(a)	Description
Mid-Atlantic	$228	10.3%
• unfavorable cost of ($100) associated with purchased power to supply load relative to generation volumes primarily driven by higher prices during peak load periods and higher net transmission costs
• unfavorable settlement of economic hedges of ($75) due to settled prices relative to hedged prices

Midwest	200	14.3%
• unfavorable cost of ($170) associated with purchased power to supply load relative to generation volumes primarily driven by higher net transmission costs
• unfavorable nuclear fuel cost of ($55) primarily due to higher amortization rates related to the reversal of the previous decision in 2020 to retire certain sites

New York	(173)	(22.5)%	• favorable settlement of economic hedges of $230 due to settled prices relative to hedged prices
ERCOT	(261)	(34.2)%
• favorable cost of $245 associated with purchased power to supply load relative to generation volumes primarily due to higher generation volumes
• favorable settlement of economic hedges of $70 due to settled prices relative to hedged prices

Other Power Regions	(373)	(8.1)%	• favorable purchased power and fuel of $390 primarily due to lower energy prices and load served, partially offset by the expiration of the Mystic COS

	2024 vs. 2023
	$ Change	% Change(a)	Description
Other	(871)	(22.5)%
• favorable net gas purchases, inclusive of settled economic hedges, of $730 primarily due to lower gas prices
• favorable purchases in the United Kingdom, inclusive of settled economic hedges, of $95 primarily due to lower energy prices

Mark-to-market(b)	(3,332)		• gains on economic hedging activities of $961 in 2024 compared to losses of ($2,371) in 2023
Total	$(4,582)	(28.6)%
__________
(a)% Change in mark-to-market is not a meaningful measure.
(b)See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on mark-to-market gains and losses.
The changes in Operating and maintenance expense consisted of the following:

2024 vs. 2023
Increase (Decrease)
Labor, other benefits, contracting, and materials(a)	$495
Plant retirements and divestitures	47
Change in environmental liabilities	43
Decommissioning-related activities	37
Nuclear refueling outage costs(b)	6
Asset impairments	(71)
Separation costs	(90)
Other	7
Total increase	$474
__________
(a)Primarily reflects increased employee incentive program costs, driven by stock compensation expense and Company performance exceeding relative metrics, increased headcount, and the acquisition of STP in November 2023.
(b)Includes the co-owned Salem and STP generating units.

Other, net was unfavorable for the year ended December 31, 2024 compared to the same period in 2023, due to activity described in the table below:

	Income (Deductions)
	For the Years Ended December 31,
	2024	2023
Decommissioning-related activities(a)	$567	$803
Non-service net periodic benefit credit (cost)	(8)	54
Net realized and unrealized gains (losses) from equity investments	11	307
Other	100	104
Other, net	$670	$1,268
__________
(a)Includes net realized and net unrealized gains (losses) on NDT fund investments, the elimination of decommissioning-related activities, and the elimination of income taxes related to all NDT fund activity for the Regulatory Agreement Units. See Note 10 — Asset Retirement Obligations and Note 22 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements for additional information.

Effective income tax rates were 17.1% and 35.1% for the years ended December 31, 2024 and 2023, respectively. The change in effective tax rate in 2024 compared 2023 is primarily attributable to the inclusion of nuclear PTCs which are non-taxable. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
For discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Liquidity and Capital Resources of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the 2023 Form 10-K which was filed with the SEC on February 27, 2024.
All results included throughout the liquidity and capital resources section are presented on a GAAP basis.
Our operating and capital expenditures requirements are provided by internally generated cash flows from operations, the sale of certain receivables, as well as funds from external sources in the capital markets and through bank borrowings. Our business is capital intensive and requires considerable capital resources. We annually evaluate our financing plan and credit line sizing, focusing on maintaining our investment grade ratings while meeting our cash needs to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension and OPEB obligations, and invest in new and existing ventures. A broad spectrum of financing alternatives beyond the core financing options can be used to meet our needs and fund growth, including monetizing assets in the portfolio via project financing, asset sales, and the use of other financing structures (e.g., joint ventures, minority partners, etc.). Our access to external financing on reasonable terms depends on our credit ratings and current overall capital market business conditions. If these conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to credit facilities with aggregate bank commitments of $9 billion. We utilize our credit facilities to support our commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See the “Credit Matters and Cash Requirements” section below for additional information. We expect cash flows to be sufficient to meet operating expenses, financing costs, and capital expenditure requirements. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
Cash Flows from Operating Activities
Our cash flows from operating activities include the sale of energy, energy-related products, and sustainable solutions, as well as sales of nuclear PTCs. Our future cash flows from operating activities may be affected by future demand for, and market prices of, energy and our ability to continue to produce and supply power at competitive costs, as well as to obtain collections from customers.
The following table provides a summary of the change in cash flows from operating activities for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
Cash flows from operating activities	2024	2023	$ Change
Net income (loss)	$3,738	$1,577	$2,161
Adjustments to reconcile net income (loss) to cash:
Collateral received (posted), net	1,803	(1,491)	3,294
Option premiums received (paid), net	216	26	190
Pension and non-pension postretirement benefit contributions	(184)	(54)	(130)
Changes in working capital and other noncurrent assets and liabilities(a)	(9,168)	(8,355)	(813)
Total non-cash operating activities(b)	1,131	2,996	(1,865)
Net cash flows provided by (used in) operating activities	$(2,464)	$(5,301)	$2,837

__________
(a)Includes changes in Accounts receivable, Inventories, Accounts payable and accrued expenses, Income taxes, and Other assets and liabilities.
(b)See the Consolidated Statements of Cash Flows for details of non-cash operating activities, includes Depreciation, amortization, and accretion, Asset impairments, Gain on sale of assets and businesses, Deferred income taxes and amortization of ITCs, Net fair value changes related to derivatives, and Net realized and unrealized activity associated with NDTs and equity investments. See Note 22 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements for additional information on the Other non-cash operating activities line.
Changes in our cash flows from operations were generally consistent with changes in results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. Significant operating cash flow impacts for 2024 and 2023 were as follows:
•In 2024, $1,570 million of cash was received related to the sale of nuclear PTCs. See Note 6 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information.
•Depending upon whether we are in a net mark-to-market liability or asset position, collateral may be required to be posted with or collected from our counterparties, respectively. In addition, the collateral posting and collection requirements differ depending on whether the transactions are on an exchange or in the over-the-counter markets. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on collateral.
•Option premiums received (paid), net relate to options contracts that we purchase and sell as part of our established policies and procedures to manage risks associated with market fluctuations in commodity prices. Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on derivative contracts.
•Increase in cash outflows for pension and non-pension postretirement benefit contributions is primarily due to our annual qualified pension contribution of $161 million and $21 million made in February 2024 and July 2023, respectively. See Note 14 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements for additional information on pension and non-pension postretirement benefit plans.
•A net increase in cash outflows for changes in working capital and other noncurrent assets and liabilities primarily driven by an increase in cash collections applied to the Deferred Purchase Price (DPP) partially offset by an increase in liabilities associated with state-sponsored programs requiring refund or pass through of the nuclear PTC, as well as price changes related to natural gas purchases in 2024. See Note 7 — Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information on the sales of customer accounts receivable.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
Cash flows from investing activities	2024	2023	$ Change
Collection of DPP, net	$10,217	$7,340	$2,877
Acquisitions of assets and businesses	(32)	(1,690)	1,658
Investment in NDT funds, net	(277)	(228)	(49)
Capital expenditures	(2,565)	(2,422)	(143)
Other investing activities	85	31	54
Net cash flows provided by (used in) investing activities	$7,428	$3,031	$4,397

Significant investing cash flow impacts for 2024 and 2023 were as follows:
•Collection of DPP, net increased primarily due to the increased cash collections applied to DPP as a result of a decrease in the drawn Facility balance in 2024 compared to 2023. In addition, more cash collections were reinvested in the Facility in 2024. See Note 7 — Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information.
•See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information related to the STP acquisition in November 2023.
•Variances in capital expenditures are primarily due to the timing of cash payments for capital projects. See the "Credit Matters and Cash Requirements" section below for additional information on projected capital expenditure spending.
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
Cash flows from financing activities	2024	2023	$ Change
Long-term debt, net	$799	$3,027	$(2,228)
Changes in short-term borrowings, net	(1,644)	485	(2,129)
Dividends paid on common stock	(444)	(366)	(78)
Repurchases of common stock	(999)	(992)	(7)
Other financing activities	(1)	42	(43)
Net cash flows provided by (used in) financing activities	$(2,289)	$2,196	$(4,485)
Significant financing cash flow impacts for 2024 and 2023 were as follows:
•Long-term debt, net varies due to debt issuances and redemptions each year. Refer to the Debt Issuances and Redemptions tables below for additional information.
•Changes in short-term borrowings, net is driven by repayments on and issuances of notes due in less than 365 days. Refer to Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
•Refer to ITEM 5. — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES for additional information on dividends. See below for quarterly dividends declared.
•Repurchases of common stock is related to our share repurchase program that commenced in March 2023. See Note 19 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.

Debt Issuances and Redemptions
See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on our long-term debt. Debt activity for 2024 and 2023 was as follows:
During 2024, the following long-term debt was issued (redeemed):

Type	Interest Rate	Maturity	Amount
Green Senior Notes(a)	5.75%	March 2054	$900
Energy Efficiency Project Financing(b)	2.20% - 5.51%	March 2025 - April 2028	21
CR Nonrecourse Debt	3-month SOFR + 2.25% (c)	December 2027	(22)
Continental Wind Nonrecourse Debt	6.00%	February 2033	(28)
West Medway II Nonrecourse Debt	1-month SOFR + 3.225%	March 2026	(36)
Antelope Valley DOE Nonrecourse Debt	2.29% - 3.56%	January 2037	(26)
RPG Nonrecourse Debt	4.11%	March 2035	(9)
Total long-term debt issued (redeemed)			$800
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
(c)The interest rate for long-term debt redemptions prior to July 2024 were based on SOFR + 2.76%. Beginning in July 2024 these redemptions are based on SOFR + 2.25%.

During 2023, the following long-term debt was issued (redeemed):

Type	Interest Rate	Maturity	Amount
2053 Senior Notes	6.50%	October 2053	$900
2028 Senior Notes	5.60%	March 2028	750
2033 Senior Notes	5.80%	March 2033	600
2034 Senior Notes	6.13%	January 2034	500
Tax-Exempt Notes Reoffering	4.10% - 4.45%	2025 - 2053(a)	435
Energy Efficiency Project Financing(b)	2.20% - 4.96%	March 2024 - June 2024	11
Energy Efficiency Project Financing	2.44% - 6.96%	May 2023 - March 2024	(44)
CR Nonrecourse Debt	3-month SOFR + 2.76%(c)	December 2027	(39)
West Medway II Nonrecourse Debt	1-month SOFR + 2.975% - 3.225%(d)(e)	March 2026	(26)
Continental Wind Nonrecourse Debt	6.00%	February 2033	(25)
Antelope Valley DOE Nonrecourse Debt	2.29% - 3.56%	January 2037	(25)
RPG Nonrecourse Debt	4.11%	March 2035	(9)
Total long-term debt issued (redeemed)			$3,028
__________
(a)The Tax-exempt notes have a maturity date of March 2025 - April 2053, and a mandatory purchase date that ranges from March 2025 - June 2029.
(b)For Energy Efficiency Project Financing, the maturity dates represent the expected date of project completion, upon which the respective customer assumes the outstanding debt.

(c)The interest rate for long-term debt redemptions prior to June 2023 were based on LIBOR + 2.50%. Beginning in June 2023, these redemptions are based on SOFR + 2.76%. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the CR nonrecourse debt.
(d)The interest rate for long-term debt redemptions prior to May 2023 were based on LIBOR + 2.875%. Beginning in May 2023, these redemptions are based on SOFR + the variable interest rate of 2.975% - 3.225%. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the West Medway II nonrecourse debt.
(e)The nonrecourse debt has an average blended interest rate.

Dividends
Quarterly dividends declared by our Board of Directors during 2024 and for the first quarter of 2025 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share
First Quarter of 2024	February 26, 2024	March 8, 2024	March 19, 2024	$0.3525
Second Quarter of 2024	May 1, 2024	May 29, 2024	June 10, 2024	$0.3525
Third Quarter of 2024	July 30, 2024	August 12, 2024	September 6, 2024	$0.3525
Fourth Quarter of 2024	November 1, 2024	November 15, 2024	December 6, 2024	$0.3525
First Quarter of 2025	February 18, 2025	March 7, 2025	March 18, 2025	$0.3878
Credit Matters and Cash Requirements
We fund liquidity needs for capital expenditures, working capital, energy hedging and other financial commitments through cash flows from operations, public debt offerings, commercial paper markets and large, diversified credit facilities. As of December 31, 2024, we have access to facilities with aggregate bank commitments of $9 billion. We had access to the commercial paper markets and had availability under our revolving credit facilities during 2024 to fund our short-term liquidity needs, when necessary. We routinely review the sufficiency of our liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. We closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I, ITEM 1A. RISK FACTORS for additional information regarding the effects of uncertainty in the capital and credit markets.
We believe our cash flow from operating activities, access to credit markets and our credit facilities provide sufficient liquidity to support the estimated future cash requirements discussed below, including the cash consideration necessary to close on our proposed acquisition of Calpine. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.
Security Ratings
Our access to the capital markets, including the commercial paper market, and our financing costs in those markets, may depend on our securities ratings. A loss of investment grade credit rating would have required a three-notch downgrade by S&P or Moody's from their current levels as of December 31, 2024 of BBB+ and Baa1, to BB+ and Ba1 or below, respectively. As of December 31, 2024, we had $6.7 billion of available capacity under our credit facilities and $3 billion of cash on hand. In the event of a credit downgrade below investment grade and a resulting requirement to provide incremental collateral exceeding available capacity under our credit facilities and cash on hand, we would be required to access additional liquidity through the capital markets. Our borrowings are not subject to default or prepayment as a result of a downgrade of our securities, although such a downgrade could increase fees and interest charges under our credit agreements. Our credit ratings were affirmed following the announcement of our proposed acquisition of Calpine.
If we had lost our investment grade credit ratings as of December 31, 2024, we would have been required to provide incremental collateral estimated to be approximately $1.9 billion to meet collateral obligations for derivatives, non-derivatives, NPNS, and applicable payables and receivables, net of the contractual right of offset under master netting agreements.

See Note 15 — Derivative Financial Instruments and Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
Capital Expenditures
Our most recent estimate of capital expenditures is approximately $3 billion and $3.5 billion for 2025 and 2026, respectively. Approximately 35% of projected capital expenditures are for the acquisition of nuclear fuel, which includes additional nuclear fuel to increase inventory levels in response to the potential for the continuing Russia and Ukraine conflict to impact our long-term nuclear fuel supply. Additionally, the above estimates of capital expenditures includes $1.7 billion of growth capital expenditures, including our planned restart of Crane, nuclear uprates, behind-the-meter infrastructure, and license renewals. The remaining amounts primarily reflect additions and upgrades to existing generation facilities (including material condition improvements during nuclear refueling outages). See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Other Key Business Drivers for more information on the Russia and Ukraine conflict.
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
Pension and Other Postretirement Benefits
We consider various factors when making qualified pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act, and management of the pension obligation. The Pension Protection Act requires the attainment of certain funding levels to avoid benefit restrictions (such as an inability to pay lump sums or to accrue benefits prospectively) and at-risk status (which triggers higher minimum contribution requirements and participant notification). The contributions in the table below reflect a funding strategy to make levelized annual contributions to offset the growth of the liability. Unlike the qualified pension plans, our non-qualified pension plans are not subject to statutory minimum contribution requirements.
OPEB plans are also not subject to statutory minimum contribution requirements, though we have funded a portion of our plans. Annually, we evaluate whether additional funding for those plans is needed.
Expected contributions in 2025 or future years could be affected by adjustments in our pension and OPEB funding strategy, market conditions, or pension regulation changes. See Note 14 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements for additional information on pension and OPEB contributions.

Cash Requirements for Other Financial Commitments
The following table summarizes our projected cash payments as of December 31, 2024 under existing financial commitments with fixed or minimum payments required:

	2025	Beyond 2025	Total	Time Period
Long-term debt	$1,028	$7,446	$8,474	2025 - 2054
Interest payments on long-term debt(a)	438	5,805	6,243	2025 - 2054
Operating leases(b)	58	409	467	2025 - 2056
Purchase power obligations(c)	891	1,056	1,947	2025 - 2036
Fuel purchase agreements(d)	1,381	8,630	10,011	2025 - 2040
Other purchase obligations(e)	1,400	1,992	3,392	2025 - 2057
SNF obligation	—	1,366	1,366	2025 - 2040
Pension contributions(f)	163	701	864	2025 - 2030
Total cash requirements	$5,359	$27,405	$32,764
__________
(a)Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2024 and do not reflect anticipated future refinancing, early redemptions, or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2024.
(b)Capacity payments associated with contracted generation lease agreements are net of sublease and capacity offsets of $47 million and $230 million for 2025 and beyond 2025, respectively and $277 million in total.
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
(e)Represents the future estimated value at December 31, 2024 of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into with third parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.
(f)These amounts represent our expected contributions to our qualified pension plans.
See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information of our other commitments potentially triggered by future events. Additionally, see below for where to find additional information regarding the financial commitments in the table above in the Combined Notes to Consolidated Financial Statements.

Item	Location within Combined Notes to Consolidated Financial Statements
Long-term debt	Note 16 — Debt and Credit Agreements
Interest payments on long-term debt	Note 16 — Debt and Credit Agreements
Operating leases	Note 11 — Leases
SNF obligation	Note 18 — Commitments and Contingencies
Pension contributions	Note 14 — Retirement Benefits
Sales of Customer Accounts Receivable
We had an accounts receivable financing facility with a number of financial institutions and a commercial paper conduit to sell certain receivables. The facility was amended effective December 31, 2024 resulting in an increased funding limit secured by certain receivables. See Note 7 — Accounts Receivable and Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
Project Financing
Project financing is based upon a nonrecourse financial structure, in which project debt is paid back from the cash generated by a specific asset or portfolio of assets. Borrowings under these agreements are secured by the assets and equity of each respective project. Lenders do not have recourse against us in the event of a default. If a project financing entity does not maintain compliance with its specific debt covenants, there could be a requirement to accelerate repayment of the associated debt or other project-related borrowings earlier than the stated maturity dates. In these instances, if such repayment were not satisfied, or restructured, the lenders or security holders would generally have rights to foreclose against the project-specific assets and related collateral. The potential requirement to repay the debt or other borrowings earlier than otherwise anticipated could lead to impairments due to a higher likelihood of disposing of the respective project-specific assets significantly before the end of their useful lives. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on project finance credit facilities and nonrecourse debt.
Credit Facilities
We meet our short-term liquidity requirements primarily through the issuance of commercial paper. We may use our credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on our credit facilities.
Capital Structure
At December 31, 2024, our capital structure consisted of the following:

Percentage of Capital Structure
Long-term debt	38%
Member’s equity	62%
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
As of December 31, 2024, the Crane NDT is fully funded under the SAFSTOR scenario that was the planned decommissioning option, as described in the Crane PSDAR filed with the NRC in April 2019. We will continue to file Crane's decommissioning funding status with the NRC annually until restart, at which point we will file decommissioning funding status reports in accordance with applicable NRC requirements. Additionally, as of December 31, 2024, we have adequate NDT funds for the remaining radiological decommissioning cost at Zion

Station related to the Independent Spent Fuel Storage Installation. Decommissioning costs other than radiological may require funding from us. See Note 10 — Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates, and equity prices. We manage these risks through risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The Executive Committee and the Audit and Risk Committee of the Board of Directors have oversight responsibilities for risk management.
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
Electricity available from our owned or contracted generation supply in excess of our obligations to customers is sold into the wholesale markets. To reduce commodity price risk caused by market fluctuations, we enter non-derivative contracts as well as derivative contracts, including swaps, futures, forwards, and options, with approved counterparties to hedge anticipated exposures. We use derivative instruments as economic hedges to mitigate exposure to fluctuations in commodity prices. We expect the settlement of the majority of our economic hedges will occur during 2025 through 2027.
In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on owned and contracted generation positions that have not been hedged. Beginning in 2024, our existing nuclear fleet is eligible for the nuclear PTC provided by the IRA, an important tool in managing commodity price risk for each nuclear unit not already receiving state support. The nuclear PTC provides increasing levels of support as unit revenues decline below levels established in the IRA and is further adjusted for inflation after 2024 through the duration of the program based on the GDP price deflator for the preceding calendar year. See Note 6 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information on the nuclear PTC.
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
The forecasted market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for our entire economic hedge portfolio associated with a $5/MWh reduction in the annual average around-the-clock energy price based on December 31, 2024 market conditions and hedged position results in an immaterial impact to earnings for 2025 and 2026, respectively, largely due to the nuclear PTC. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Fuel Procurement
We procure natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel is obtained predominantly through long-term contracts for uranium concentrates, conversion services, enrichment services, (or a combination thereof) and fabrication services, including contracts sourced from Russia. The supply markets for uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make our procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. We engage a diverse set of suppliers to secure the nuclear fuel needed to continue to operate our nuclear fleet long-term. Approximately 45% of our uranium concentrate requirements from 2025 through 2029 are supplied by three suppliers. To-date, we have not experienced any counterparty credit risk associated with these suppliers stemming from the Russia and Ukraine conflict. In the event of non-performance by these or other suppliers, we believe that replacement uranium concentrate can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Geopolitical developments, including the Russia and Ukraine conflict and United States, United Kingdom, European Union, and Canadian sanctions against Russia, have the potential to impact delivery from multiple suppliers in the international uranium processing industry. Non-performance by these counterparties could have a material adverse impact on our consolidated financial statements. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Other Key Business Drivers for more information on the Russia and Ukraine conflict.
Trading and Non-Trading Marketing Activities
The following table provides detail on changes in our commodity mark-to-market net assets (liabilities) balance sheet position from December 31, 2022 to December 31, 2024. This table incorporates the mark-to-market activities that are immediately recorded in earnings. This table excludes all NPNS contracts and does not segregate proprietary trading activity. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market commodity contract net assets (liabilities) recorded as of December 31, 2024 and 2023.

	2024	2023
Beginning balance as of January 1(a)	$1,108	$1,046
Total change in fair value of contracts recorded in results of operations	(654)	(2,530)
Reclassification to realized at settlement of contracts recorded in results of operations	1,934	1,561
Changes in allocated collateral	(1,813)	1,502
Net option premium paid (received)	(216)	(26)
Option premium amortization	(32)	(183)
Upfront payments and amortizations(b)	(10)	(249)
Foreign currency translation	—	(13)
Ending balance as of December 31(a)	$317	$1,108
__________
(a)Amounts are shown net of collateral paid to and received from counterparties.
(b)Includes derivative contracts acquired or sold through upfront payments or receipts of cash, excluding option premiums and the associated amortizations.

Fair Values
The following table presents maturity and source of fair value for mark-to-market commodity contract net assets (liabilities). See Note 17 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

	Maturities Within						Total Fair Value
	2025	2026	2027	2028	2029	2030 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$66	$67	$18	$(8)	$(4)	$—	$139
Prices provided by external sources (Level 2)	150	9	15	(1)	6	—	179
Prices based on model or other valuation methods (Level 3)	127	(58)	(94)	(18)	(16)	58	(1)
Total	$343	$18	$(61)	$(27)	$(14)	$58	$317
__________
(a)Represents mark-to-market gains and losses on commodity derivative contracts that are recorded in the results of operations.
(b)Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $586 million at December 31, 2024.
Credit Risk
We would be exposed to credit-related losses in the event of non-performance by counterparties that execute derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for a detailed discussion of credit risk.
Credit-Risk-Related Contingent Features
As part of the normal course of business, we routinely enter physically or financially settled contracts for the purchase and sale of capacity, electricity, fuels, emissions allowances, and other energy-related products. In accordance with the contracts and applicable law, if we are downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on our net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. See Note 15 — Derivative Financial Instruments and Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information regarding the letters of credit supporting the cash collateral.
We sell output through bilateral contracts. The bilateral contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations. Any failure to collect these payments from counterparties could have a material impact on our consolidated financial statements. As market prices rise above or fall below contracted price levels, we are required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with us. To post collateral, we depend on access to bank credit facilities, which serve as liquidity sources to fund collateral requirements. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Liquidity and Capital Resources — Credit Matters and Cash Requirements — Credit Facilities for additional information.
RTOs and ISOs
We participate in all of the established wholesale energy markets that are administered by PJM, ISO-NE, NYISO, CAISO, MISO, SPP, AESO, and ERCOT. ERCOT is not subject to regulation by FERC but performs a similar function in Texas to that performed by RTOs and ISOs in markets regulated by FERC. In these areas, power and related products are traded through bilateral agreements between buyers and sellers and in the energy markets that are administered by the RTOs or ISOs, as applicable. In areas where there is no RTO or ISO to administer energy markets, electricity and related products are purchased and sold solely through bilateral agreements. For activities administered by an RTO or ISO, the RTO or ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the RTOs and ISOs may, under certain circumstances, require that losses arising from the default of one member be shared by the remaining participants. Non-performance or non-payment by a major member of an RTO or ISO could result in a material adverse impact on our consolidated financial statements.
Exchange Traded Transactions
We enter commodity transactions on NYMEX, ICE, NASDAQ, NGX, and the Nodal exchange (each an Exchange and, collectively, Exchanges). The Exchange clearinghouses act as the counterparty to each trade. Transactions on the Exchanges must adhere to comprehensive collateral and margining requirements. As a result, transactions on Exchanges are significantly collateralized and have limited counterparty credit risk.
Interest Rate and Foreign Exchange Risk
We use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. We may also utilize interest rate swaps to manage our interest rate exposure. A hypothetical 50 basis point increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would not have resulted in a material decrease in our earnings for the year ended December 31, 2024. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, we utilize foreign currency derivatives, which are typically designated as economic hedges. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
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
A hypothetical 25 basis points increase in interest rates and 10% decrease in equity prices would have resulted in a $943 million reduction in the fair value of our NDT trust assets as of December 31, 2024. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See Liquidity and Capital Resources section of ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, and Note 10 — Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements for additional information.
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
CEG Parent’s management assessed the effectiveness of CEG Parent’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, CEG Parent’s management concluded that, as of December 31, 2024, CEG Parent’s internal control over financial reporting was effective.
The effectiveness of CEG Parent’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
February 18, 2025
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
Constellation’s management assessed the effectiveness of Constellation’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Constellation’s management concluded that, as of December 31, 2024, Constellation’s internal control over financial reporting was effective.
February 18, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Constellation Energy Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(1)(ii), of Constellation Energy Corporation and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:
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
Nuclear Decommissioning Asset Retirement Obligations (ARO) Assessment
As described in Notes 1 and 10 to the consolidated financial statements, the Company has a legal obligation to decommission its nuclear power plants following the permanent cessation of operations. To estimate its decommissioning obligations management uses a probability- weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple outcome scenarios that include significant estimates and assumptions, and are based on decommissioning cost studies, cost escalation rates, probabilistic cash flow models, and discount rates. Management updates its ARO annually, unless circumstances warrant more frequent updates, based on its review of updated cost studies and its annual evaluation of cost escalation factors and probabilities assigned to various scenarios. As of December 31, 2024, the nuclear decommissioning ARO was $12.2 billion.
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
February 18, 2025

We have served as the Company's auditor since 2022.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Member of Constellation Energy Generation, LLC
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(2)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(2)(ii), of Constellation Energy Generation, LLC and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Nuclear Decommissioning Asset Retirement Obligations (ARO) Assessment
As described in Notes 1 and 10 to the consolidated financial statements, the Company has a legal obligation to decommission its nuclear power plants following the permanent cessation of operations. To estimate its decommissioning obligations management uses a probability- weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple outcome scenarios that include significant estimates and assumptions, and are based on decommissioning cost studies, cost escalation rates, probabilistic cash flow models, and discount rates. Management updates its ARO annually, unless circumstances warrant more frequent updates, based on its review of updated cost studies and its annual evaluation of cost escalation factors and probabilities assigned to various scenarios. As of December 31, 2024, the nuclear decommissioning ARO was $12.2 billion.
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
February 18, 2025

We have served as the Company's auditor since 2001.

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions, except per share data)	2024	2023	2022
Operating revenues
Operating revenues	$23,568	$24,918	$24,280
Operating revenues from affiliates	—	—	160
Total operating revenues	23,568	24,918	24,440
Operating expenses
Purchased power and fuel	11,419	16,001	17,457
Purchased power and fuel from affiliates	—	—	5
Operating and maintenance	6,159	5,685	4,797
Operating and maintenance from affiliates	—	—	44
Depreciation and amortization	1,123	1,096	1,091
Taxes other than income taxes	586	553	552
Total operating expenses	19,287	23,335	23,946
Gain (loss) on sales of assets and businesses	71	27	1
Operating income (loss)	4,352	1,610	495
Other income and (deductions)
Interest expense, net	(506)	(431)	(250)
Interest expense to affiliates	—	—	(1)
Other, net	670	1,268	(786)
Total other income and (deductions)	164	837	(1,037)
Income (loss) before income taxes	4,516	2,447	(542)
Income tax (benefit) expense	774	859	(388)
Equity in income (losses) of unconsolidated affiliates	(4)	(11)	(13)
Net income (loss)	3,738	1,577	(167)
Net income (loss) attributable to noncontrolling interests	(11)	(46)	(7)
Net income (loss) attributable to common shareholders	$3,749	$1,623	$(160)
Comprehensive income (loss), net of income taxes
Net income (loss)	$3,738	$1,577	$(167)
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(4)	(4)	(6)
Actuarial loss reclassified to periodic cost	75	25	101
Pension and non-pension postretirement benefit plans valuation adjustment	(176)	(453)	186
Unrealized gain (loss) on cash flow hedges	4	(1)	(1)
Unrealized gain (loss) on foreign currency translation	(10)	2	(3)
Other comprehensive income (loss), net of income taxes	(111)	(431)	277
Comprehensive income (loss)	$3,627	$1,146	$110
Comprehensive income (loss) attributable to noncontrolling interests	(11)	(46)	(7)
Comprehensive income (loss) attributable to common shareholders	$3,638	$1,192	$117

Average shares of common stock outstanding:
Basic	315	323	328
Assumed exercise and/or distributions of stock-based awards	—	1	1
Diluted	315	324	329

Earnings per average common share
Basic	$11.91	$5.02	$(0.49)
Diluted	$11.89	$5.01	$(0.49)
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$3,738	$1,577	$(167)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	2,700	2,514	2,427
Deferred income taxes and amortization of ITC	222	251	(643)
Net fair value changes related to derivatives	(1,297)	996	986
Net realized and unrealized (gains) losses on NDT funds	(311)	(476)	794
Net realized and unrealized (gains) losses on equity investments	(11)	(307)	13
Other non-cash operating activities	(172)	18	248
Changes in assets and liabilities:
Accounts receivable	688	396	(868)
Receivables from and payables to affiliates, net	—	—	20
Inventories	(99)	60	(228)
Accounts payable and accrued expenses	1,121	(1,330)	1,142
Option premiums received (paid), net	216	26	(177)
Collateral received (posted), net	1,803	(1,491)	(351)
Income taxes	296	325	162
Pension and non-pension postretirement benefit contributions	(184)	(54)	(237)
Other assets and liabilities	(11,174)	(7,806)	(5,474)
Net cash flows provided by (used in) operating activities	(2,464)	(5,301)	(2,353)
Cash flows from investing activities
Capital expenditures	(2,565)	(2,422)	(1,689)
Proceeds from NDT fund sales	6,005	5,822	4,050
Investment in NDT funds	(6,282)	(6,050)	(4,271)
Collection of DPP, net	10,217	7,340	4,964
Acquisitions of assets and businesses	(32)	(1,690)	(29)
Other investing activities	85	31	79
Net cash flows provided by (used in) investing activities	7,428	3,031	3,104
Cash flows from financing activities
Change in short-term borrowings	(1,105)	146	257
Proceeds from short-term borrowings with maturities greater than 90 days	200	539	—
Repayments of short-term borrowings with maturities greater than 90 days	(739)	(200)	(1,180)
Issuance of long-term debt	920	3,195	14
Retirement of long-term debt	(121)	(168)	(1,162)
Retirement of long-term debt to affiliate	—	—	(258)
Contributions from Exelon	—	—	1,750
Dividends paid on common stock	(444)	(366)	(185)
Repurchases of common stock	(999)	(992)	—
Other financing activities	(1)	42	(35)
Net cash flows provided by (used in) financing activities	(2,289)	2,196	(799)
Increase (decrease) in cash, restricted cash, and cash equivalents	2,675	(74)	(48)
Cash, restricted cash, and cash equivalents at beginning of period	454	528	576
Cash, restricted cash, and cash equivalents at end of period	$3,129	$454	$528

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$129	$16	$(23)
Increase (decrease) in DPP	9,045	8,097	5,166
Increase (decrease) in PP&E related to ARO update	(1,486)	501	343
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$3,022	$368
Restricted cash and cash equivalents	107	86
Accounts receivable
Customer accounts receivable (net of allowance for credit losses of $190 and $56 as of December 31, 2024 and 2023, respectively)	3,116	1,934
Other accounts receivable (net of allowance for credit losses of $6 and $5 as of December 31, 2024 and 2023, respectively)	602	917
Mark-to-market derivative assets	843	1,179
Inventories, net
Natural gas, oil, and emission allowances	243	284
Materials and supplies	1,357	1,216
Renewable energy credits	797	660
Other	689	1,655
Total current assets	10,776	8,299
Property, plant, and equipment (net of accumulated depreciation and amortization of $18,088 and $17,423 as of December 31, 2024 and 2023, respectively)	21,235	22,116
Deferred debits and other assets
Nuclear decommissioning trust funds	17,305	16,398
Investments	640	563
Goodwill	420	425
Mark-to-market derivative assets	372	995
Deferred income taxes	—	52
Other	2,178	1,910
Total deferred debits and other assets	20,915	20,343
Total assets(a)	$52,926	$50,758
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2024	2023
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$1,644
Long-term debt due within one year	1,028	121
Accounts payable and accrued expenses	3,943	2,612
Mark-to-market derivative liabilities	467	632
Renewable energy credit obligation	1,076	972
Other	332	338
Total current liabilities	6,846	6,319
Long-term debt	7,384	7,496
Deferred credits and other liabilities
Deferred income taxes and unamortized ITCs	3,331	3,209
Asset retirement obligations	12,449	14,118
Pension and non-pension postretirement benefit obligations	1,875	1,802
Spent nuclear fuel obligation	1,366	1,296
Payables related to Regulatory Agreement Units	4,518	3,688
Mark-to-market derivative liabilities	399	419
Other	1,219	1,125
Total deferred credits and other liabilities	25,157	25,657
Total liabilities(a)	39,387	39,472
Commitments and contingencies (Note 18)
Shareholders' equity
Common stock (No par value, 1,000 shares authorized, 313 shares and 317 shares outstanding as of December 31, 2024 and 2023, respectively)	11,402	12,355
Retained earnings (deficit)	4,066	761
Accumulated other comprehensive income (loss), net	(2,302)	(2,191)
Total shareholders' equity	13,166	10,925
Noncontrolling interests	373	361
Total equity	13,539	11,286
Total liabilities and shareholders' equity	$52,926	$50,758
__________
(a)Our consolidated assets include $4,318 million and $3,355 million at December 31, 2024 and 2023, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Our consolidated liabilities include $968 million and $990 million at December 31, 2024 and 2023, respectively, of certain VIEs for which the VIE creditors do not have recourse to us. See Note 21–Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Changes in Equity

	Shareholder's Equity				Noncontrolling Interests	Predecessor Member's Equity (a)	Total Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net
Balance, December 31, 2021	—	$—	$—	$(31)	$395	$11,250	$11,614
Net Income (loss) from January 1, 2022 to January 31, 2022	—	—	—	—	—	151	151
Separation related adjustments	—	—	—	(2,006)	7	1,802	(197)
Changes in equity of noncontrolling interest from January 1, 2022 to January 31, 2022	—	—	—	—	(7)	—	(7)
Consummation of separation	326,664	13,203	—	—	—	(13,203)	—
Net Income (loss) from February 1, 2022 to December 31, 2022	—	—	(311)	—	(7)	—	(318)
Employee incentive plans	466	71	—	—	—	—	71
Changes in equity of noncontrolling interest	—	—	—	—	(34)	—	(34)
Common stock dividends $0.1410/common share)	—	—	(185)	—	—	—	(185)
Other comprehensive income (loss), net of income taxes	—	—	—	277	—	—	277
Balance, December 31, 2022	327,130	$13,274	$(496)	$(1,760)	$354	$—	$11,372
Net Income (loss)	—	—	1,623	—	(46)	—	1,577
Employee incentive plans	902	81	—	—	—	—	81
Changes in equity of noncontrolling interest	—	—	—	—	53	—	53
Common stock dividends $0.2820/common share)	—	—	(366)	—	—	—	(366)
Common stock repurchased	(10,560)	(1,000)	—	—	—	—	(1,000)
Other comprehensive income (loss), net of income taxes	—	—	—	(431)	—	—	(431)
Balance, December 31, 2023	317,472	$12,355	$761	$(2,191)	$361	$—	$11,286
Net Income (loss)	—	—	3,749	—	(11)	—	3,738
Employee incentive plans	885	56	—	—	—	—	56
Changes in equity of noncontrolling interest	—	—	—	—	23	—	23
Common stock dividends ($0.3525/common share)	—	—	(444)	—	—	—	(444)
Common stock repurchased	(5,519)	(1,009)	—	—	—	—	(1,009)
Other comprehensive income (loss), net of income taxes	—	—	—	(111)	—	—	(111)
Balance, December 31, 2024	312,838	$11,402	$4,066	$(2,302)	$373	$—	$13,539
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
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating revenues
Operating revenues	$23,568	$24,918	$24,280
Operating revenues from affiliates	—	—	160
Total operating revenues	23,568	24,918	24,440
Operating expenses
Purchased power and fuel	11,419	16,001	17,457
Purchased power and fuel from affiliates	—	—	5
Operating and maintenance	6,159	5,685	4,797
Operating and maintenance from affiliates	—	—	44
Depreciation and amortization	1,123	1,096	1,091
Taxes other than income taxes	586	553	552
Total operating expenses	19,287	23,335	23,946
Gain (loss) on sales of assets and businesses	71	27	1
Operating income (loss)	4,352	1,610	495
Other income and (deductions)
Interest expense, net	(506)	(431)	(250)
Interest expense to affiliates	—	—	(1)
Other, net	670	1,268	(786)
Total other income and (deductions)	164	837	(1,037)
Income (loss) before income taxes	4,516	2,447	(542)
Income tax (benefit) expense	774	859	(388)
Equity in income (losses) of unconsolidated affiliates	(4)	(11)	(13)
Net income (loss)	3,738	1,577	(167)
Net income (loss) attributable to noncontrolling interests	(11)	(46)	(7)
Net income (loss) attributable to membership interest	$3,749	$1,623	$(160)
Comprehensive income (loss), net of income taxes
Net income (loss)	$3,738	$1,577	$(167)
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(4)	(4)	(6)
Actuarial loss reclassified to periodic benefit cost	75	25	101
Pension and non-pension postretirement benefit plans valuation adjustment	(176)	(453)	186
Unrealized gain (loss) on cash flow hedges	4	(1)	(1)
Unrealized gain (loss) on foreign currency translation	(10)	2	(3)
Other comprehensive income (loss), net of income taxes	(111)	(431)	277
Comprehensive income (loss)	3,627	1,146	110
Comprehensive income (loss) attributable to noncontrolling interests	(11)	(46)	(7)
Comprehensive income (loss) attributable to membership interest	$3,638	$1,192	$117
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$3,738	$1,577	$(167)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	2,700	2,514	2,427
Deferred income taxes and amortization of ITCs	222	251	(643)
Net fair value changes related to derivatives	(1,297)	996	986
Net realized and unrealized (gains) losses on NDT funds	(311)	(476)	794
Net realized and unrealized (gains) losses on equity investments	(11)	(307)	13
Other non-cash operating activities	(218)	(44)	199
Changes in assets and liabilities:
Accounts receivable	697	389	(855)
Receivables from and payables to affiliates, net	231	73	65
Inventories	(99)	60	(228)
Accounts payable and accrued expenses	1,116	(1,330)	1,112
Option premiums received (paid), net	216	26	(177)
Collateral received (posted), net	1,803	(1,491)	(351)
Income taxes	296	325	162
Pension and non-pension postretirement benefit contributions	(184)	(54)	(237)
Other assets and liabilities	(11,369)	(7,897)	(5,540)
Net cash flows provided by (used in) operating activities	(2,470)	(5,388)	(2,440)
Cash flows from investing activities
Capital expenditures	(2,565)	(2,422)	(1,689)
Proceeds from NDT fund sales	6,005	5,822	4,050
Investment in NDT funds	(6,282)	(6,050)	(4,271)
Collection of DPP, net	10,217	7,340	4,964
Acquisitions of assets and businesses	(32)	(1,690)	(29)
Other investing activities	85	31	79
Net cash flows provided by (used in) investing activities	7,428	3,031	3,104
Cash flows from financing activities
Change in short-term borrowings	(1,105)	146	257
Proceeds from short-term borrowings with maturities greater than 90 days	200	539	—
Repayments of short-term borrowings with maturities greater than 90 days	(739)	(200)	(1,180)
Issuance of long-term debt	920	3,195	14
Retirement of long-term debt	(121)	(168)	(1,162)
Retirement of long-term debt to affiliate	—	—	(258)
Distributions to member	(1,441)	(1,239)	(185)
Contributions from Exelon	—	—	1,750
Contributions from member	—	—	82
Other financing activities	3	23	(57)
Net cash flows provided by (used in) financing activities	(2,283)	2,296	(739)
Increase (decrease) in cash, restricted cash, and cash equivalents	2,675	(61)	(75)
Cash, restricted cash, and cash equivalents at beginning of period	440	501	576
Cash, restricted cash, and cash equivalents at end of period	$3,115	$440	$501

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$129	$16	$(23)
Increase (decrease) in DPP	9,045	8,097	5,166
Increase (decrease) in PP&E related to ARO update	(1,486)	501	343
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$3,018	$366
Restricted cash and cash equivalents	97	74
Accounts receivable
Customer accounts receivable (net of allowance for credit losses of $190 and $56 as of December 31, 2024 and 2023, respectively)	3,116	1,934
Other accounts receivable (net of allowance for credit losses of $6 and $5 as of December 31, 2024 and 2023, respectively)	587	911
Mark-to-market derivative assets	843	1,179
Inventories, net
Natural gas, oil, and emission allowance	243	284
Materials and supplies	1,357	1,216
Renewable energy credits	797	660
Other	689	1,655
Total current assets	10,747	8,279
Property, plant, and equipment (net of accumulated depreciation and amortization of $18,088 and $17,423 as of December 31, 2024 and 2023, respectively)	21,235	22,116
Deferred debits and other assets
Nuclear decommissioning trust funds	17,305	16,398
Investments	640	563
Goodwill	420	425
Mark-to-market derivative assets	372	995
Deferred income taxes	—	52
Other	2,174	1,910
Total deferred debits and other assets	20,911	20,343
Total assets(a)	$52,893	$50,738
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2024	2023
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$1,644
Long-term debt due within one year	1,028	121
Accounts payable and accrued expenses	3,696	2,486
Payables to affiliates	349	118
Mark-to-market derivative liabilities	467	632
Renewable energy credit obligation	1,076	972
Other	328	338
Total current liabilities	6,944	6,311
Long-term debt	7,384	7,496
Deferred credits and other liabilities
Deferred income taxes and unamortized ITCs	3,331	3,209
Asset retirement obligations	12,449	14,118
Pension and non-pension postretirement benefit obligations	1,875	1,802
Spent nuclear fuel obligation	1,366	1,296
Payables related to Regulatory Agreement Units	4,518	3,688
Mark-to-market derivative liabilities	399	419
Other	1,044	1,025
Total deferred credits and other liabilities	24,982	25,557
Total liabilities(a)	39,310	39,364
Commitments and contingencies (Note 18)
Equity
Member’s equity
Membership interest	10,538	11,537
Undistributed earnings (deficit)	4,974	1,667
Accumulated other comprehensive income (loss), net	(2,302)	(2,191)
Total member’s equity	13,210	11,013
Noncontrolling interests	373	361
Total equity	13,583	11,374
Total liabilities and equity	$52,893	$50,738
__________
(a)Our consolidated assets include $4,318 million and $3,355 million as of December 31, 2024 and 2023, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Our consolidated liabilities include $968 million and $990 million as of December 31, 2024 and 2023, respectively, of certain VIEs for which the VIE creditors do not have recourse to us. See Note 21–Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Changes in Equity

	Member’s Equity			Noncontrolling Interests	Total Equity
(In millions)	Membership Interest	Undistributed Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net
Balance, December 31, 2021	$10,482	$768	$(31)	$395	$11,614
Net Income (loss)	—	(160)	—	(7)	(167)
Separation-related adjustments	1,844	(11)	(2,006)	7	(166)
Changes in equity of noncontrolling interests	—	—	—	(41)	(41)
Distribution to member	—	(185)	—	—	(185)
Contribution from member	82	—	—	—	82
Other comprehensive income (loss), net of income taxes	—	—	277	—	277
Balance, December 31, 2022	$12,408	$412	$(1,760)	$354	$11,414
Net Income (loss)	—	1,623	—	(46)	1,577
Changes in equity of noncontrolling interests	—	—	—	53	53
Distribution to member	(871)	(368)	—	—	(1,239)
Other comprehensive income (loss), net of income taxes	—	—	(431)	—	(431)
Balance, December 31, 2023	$11,537	$1,667	$(2,191)	$361	$11,374
Net Income (loss)	—	3,749	—	(11)	3,738
Changes in equity of noncontrolling interest	—	—	—	23	23
Distribution to member	(999)	(442)	—	—	(1,441)
Other comprehensive income (loss), net of income taxes	—	—	(111)	—	(111)
Balance, December 31, 2024	$10,538	$4,974	$(2,302)	$373	$13,583
See the Combined Notes to Consolidated Financial Statements

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)
1. Basis of Presentation
Description of Business
We are the nation's largest producer of carbon-free energy and a supplier of energy products and services. Our generating capacity includes primarily nuclear, wind, solar, natural gas, and hydroelectric assets. Through our integrated business operations, we sell electricity, natural gas, and other energy-related products and sustainable solutions to various types of customers, including distribution utilities, municipalities, cooperatives, and commercial, industrial, public sector, and residential customers in markets across multiple geographic regions. We have five reportable segments: Mid-Atlantic, Midwest, New York, ERCOT and Other Power Regions.
Basis of Presentation
Constellation Energy Corporation (“CEG Parent” or the “Company”), a Pennsylvania corporation, was formed for the purpose of separation of Constellation Energy Generation, LLC (“Constellation”, formerly Exelon Generation Company, LLC) and its subsidiaries from its predecessor parent company, Exelon Corporation (“Exelon”), into an independent, publicly traded company. On February 1, 2022, the separation was completed by distributing all the outstanding shares of the Company’s common stock, on a pro rata basis to the holders of its predecessor’s common stock, with the Company holding all the interests in Constellation previously held by Exelon (the "Separation"). Constellation has been an individual registrant since 2002 with the registration of its public debt securities under the Securities Act. Prior to the Separation, Constellation historically filed consolidated financial statements as an individual registrant to reflect its financial position and operating results as a stand-alone, wholly owned subsidiary of Exelon.
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
We own 100% of our significant consolidated subsidiaries, either directly or indirectly, except for certain consolidated VIEs. The remaining interests in the consolidated VIEs are included in noncontrolling interests on the Consolidated Balance Sheets. See Note 21 — Variable Interest Entities for additional information on consolidated VIEs.
We consolidate the accounts of entities in which we have a controlling financial interest, after the elimination of intercompany transactions. Where we do not have a controlling financial interest in an entity, proportionate consolidation, equity method accounting or accounting for investments in equity securities with or without readily determinable fair value is applied. We proportionately consolidate our undivided ownership interest in jointly-owned electric plants. Under proportionate consolidation, we separately record our proportionate share of the assets, liabilities, revenues and expenses related to the undivided interest in the asset. See Note 9 — Jointly-Owned Electric Plants for additional information on application of proportionate consolidation.
We apply equity method accounting when we have a significant influence over an investee through an ownership in equity, which generally approximates to a 20% to 50% voting interest. We apply equity method accounting to certain investments and joint ventures. Under equity method accounting, we report our interest in the entity as an investment and our percentage share of the earnings from the entity as single line items in our consolidated financial statements. We use accounting for investments in equity securities with or without readily determinable fair values if we lack a significant influence, which generally results when we hold less than 20% of the common stock of an entity. Under accounting for investments in equity securities with readily determinable fair values, the investments are reported based on quoted prices in active markets and realized and unrealized gains and losses are included in earnings. Under accounting for investments in equity securities without readily determinable fair values, the investments are reported at cost, adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment, and changes in measurement are reported in earnings.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 1 — Basis of Presentation
Separation from Exelon
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
In order to govern the ongoing relationships with Exelon after the separation, and to facilitate an orderly transition, we entered into several agreements with Exelon, including the following:
•Separation Agreement – sets forth the principal actions to be taken in connection with the separation, including the transfer of assets and assumption of liabilities and establishes certain rights and obligations between us following the distribution
•    TSA – governs all matters relating to the provision of services between us and Exelon on a transitional basis, in addition to providing us with certain services. The services include support for information technology, accounting, finance, human resources, security, and various other administrative and operational services (the TSA ended in June 2024)
•    Employee Matters Agreement (EMA) – addresses certain employment, compensation and benefits matters, including the allocation of employees between us and Exelon and the allocation and treatment of certain assets and liabilities relating to our employees and former employees
•    TMA – governs the respective rights, responsibilities, and obligations between us and Exelon with respect to all tax matters (excluding employee-related taxes covered under the EMA)
Pursuant to the Separation Agreement, we received a cash contribution of $1.75 billion from Exelon on January 31, 2022, the proceeds of which were used to settle $258 million of an intercompany loan from Exelon and $200 million of short-term debt outstanding prior to separation, in addition to a $192 million contribution to our pension plans.
The amounts Exelon billed us for services pursuant to the TSA were not material in 2024 and $151 million and $266 million for the years ended December 31, 2023, and 2022, respectively. The amounts we billed Exelon for services pursuant to the TSA were not material to the periods presented.
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
Commodity Derivatives. Derivative instruments are generally recorded at fair value with subsequent changes in fair value recognized as realized and unrealized revenue or expense. The classification of revenue or expense is based on the intent of the transaction. See Note 15 — Derivative Financial Instruments for additional information.
Taxes Directly Imposed on Revenue-Producing Transactions. We collect certain taxes from customers such as sales and gross receipts taxes, along with other taxes, surcharges and fees, that are levied by state or local

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 1 — Basis of Presentation
governments on the sale or distribution of electricity and natural gas and any taxable energy-related products and services. Some of these taxes are imposed on the customer, but paid by us, while others are imposed on us. Where these taxes are imposed on the customer, such as sales taxes, they are reported on a net basis in revenues. However, where these taxes are imposed on us, such as gross receipts taxes, they are reported on a gross basis in revenue and expense in the Consolidated Statements of Operations and Comprehensive Income.
Government Assistance. As a result of the enactment of the IRA, we qualify for certain federal government incentives through eligible activities. These incentives include both refundable and transferable tax credits. The current U.S. GAAP framework does not address the receipt of government assistance by for-profit entities. We account for this government assistance by analogy to International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognize the benefits when there is reasonable assurance that we will comply with the required conditions and that the benefits will be received. We believe the reasonable assurance term as used in IAS 20 is analogous to the term probable as defined under GAAP related to accounting for contingencies. See Note 6 — Government Assistance for additional information.
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
See Note 11 — Leases for additional information.
Income Taxes
Deferred federal and state income taxes are recorded on temporary differences between the book and tax basis of assets and liabilities and for tax benefits carried forward. ITCs have been deferred in the Consolidated Balance Sheets and are recognized in book income over the life of the related property. We account for uncertain

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 1 — Basis of Presentation
income tax positions using a benefit recognition model with a two-step approach; a more-likely-than-not recognition criterion and a measurement approach that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more-likely-than-not that the benefit of the tax position will be sustained on its technical merits, no benefit is recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognize accrued interest related to unrecognized tax benefits in Interest expense, net or Other, net (interest income) and recognize penalties related to unrecognized tax benefits in Other, net in the Consolidated Statements of Operations and Comprehensive Income.
Cash and Cash Equivalents
We consider investments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent funds that are restricted to satisfy designated current liabilities. As of December 31, 2024 and 2023, restricted cash and cash equivalents primarily represented the payment of medical, dental, vision, and long-term disability benefits and project-specific nonrecourse financing structures for debt service and financing of operations of the underlying entities. See Note 16 — Debt and Credit Agreements and Note 22 — Supplemental Financial Information for additional information.
Allowance for Credit Losses on Accounts Receivables
The allowance for credit losses reflects our best estimate of losses on the customers' accounts receivable balances based on historical experience, current information, and reasonable and supportable forecasts.
The allowance for credit losses for our retail and wholesale customers is based on accounts receivable aging historical experience coupled with specific identification through a credit monitoring process, which considers current conditions and forward-looking information such as industry trends, macroeconomic factors, changes in the regulatory environment, external credit ratings, publicly available news, payment status, payment history, and the exercise of collateral calls. When a wholesale customer’s risk characteristics are no longer aligned with the pooled population, we use specific identification to develop an allowance for credit losses. Adjustments to the allowance for credit losses are recorded in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
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
See Note 21 — Variable Interest Entities for additional information.
Inventories
Inventory is recorded at the lower of weighted average cost or net realizable value. Provisions are recorded for excess and obsolete inventory. Natural gas, oil, and emission allowances are generally included in Inventory when purchased and are expensed to Purchased power and fuel expense when consumed. Materials and supplies are generally included in Inventory when purchased and are expensed to Operating and maintenance, or capitalized to Property, plant and equipment, as appropriate, when installed or used.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 1 — Basis of Presentation
Debt and Equity Security Investments
Debt and Equity Investments within NDT funds. We have debt and equity securities held in our NDT funds which are measured and recorded at fair value. Realized and unrealized gains and losses, net of trust level taxes, on our NDT funds associated with the Regulatory Agreement Units are offset in Noncurrent payables related to Regulatory Agreement Units. Realized and unrealized gains and losses, net of trust level taxes, on our NDT funds associated with the Non-Regulatory Agreement Units are included in Other, net in the Consolidated Statements of Operations and Comprehensive Income. For equity securities without readily determinable fair values, we have elected to use the NAV for qualifying investments as a practical expedient to determine the fair values. Our NDT funds are classified as current or noncurrent assets, depending on the timing of the decommissioning activities and expected payment of income taxes on trust earnings. See Note 10 — Asset Retirement Obligations and Note 17 — Fair Value of Financial Assets and Liabilities for additional information.
Equity Security Investments with Readily Determinable Fair Values. We have certain equity securities with readily determinable fair values. Realized and unrealized gains and losses are included in Other, net in the Consolidated Statements of Operations and Comprehensive Income. See Note 17 — Fair Value of Financial Assets and Liabilities for additional information.
Equity Security Investments without Readily Determinable Fair Values. We have certain equity securities without readily determinable fair values. We have elected to use the measurement alternative to measure these investments, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. Changes in measurement, are reported in Other, net in the Consolidated Statements of Operations and Comprehensive Income. See Note 17 — Fair Value of Financial Assets and Liabilities for additional information.
Property, Plant and Equipment
Property, plant and equipment is recorded at acquired cost. Acquired cost includes construction-related direct labor and material costs. When appropriate, acquired cost also includes capitalized interest. Costs associated with nuclear outages and planned major maintenance activities, are expensed to Operating and maintenance expense or capitalized to Property, plant, and equipment based on the nature of the activities in the period incurred. The cost of repairs and maintenance and minor replacements of property is charged to Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income as incurred.
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
Capitalized Interest. During construction, we capitalize the costs of debt funds. Most projects will use a debt rate calculated using the general corporate debt pool. In some cases, projects are specifically financed and use a project specific debt rate, which is excluded from the general corporate debt pool. Capitalization of debt funds is recorded as a charge to construction work in progress and as a non-cash credit to interest expense. See Note 8 — Property, Plant, and Equipment, Note 9 — Jointly-Owned Electric Plants and Note 22 — Supplemental Financial Information for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 1 — Basis of Presentation
Nuclear Fuel
The cost of nuclear fuel is capitalized in Property, plant and equipment and charged to Purchased power and fuel using the unit-of-production method. Any potential future SNF disposal fees will also be expensed through Purchased power and fuel expense. Additionally, certain on-site SNF storage costs are being reimbursed by the DOE since a DOE (or government-owned) long-term storage facility has not been completed. See Note 18 — Commitments and Contingencies for additional information regarding the cost of SNF storage and disposal.
Depreciation and Amortization
Except for the amortization of nuclear fuel, depreciation, inclusive of ARC, is generally recorded over the estimated useful lives of property, plant and equipment on a straight-line basis using the group, composite or unitary methods of depreciation. Two methods of depreciating multiple asset groups exist: the group method and the composite method. The group method is typically for groups of assets that are largely homogenous and have approximately the same useful lives. The composite method is used when the assets are heterogeneous and have different lives. Under both methods, a reporting entity depreciates the assets over the average life of the assets in the group. The estimated useful lives are based on a combination of depreciation studies, historical retirements, site licenses and management estimates of operating costs and expected future energy market conditions. See Note 8 — Property, Plant, and Equipment for additional information regarding depreciation, and Note 22 — Supplemental Financial Information for additional information regarding amortization expense of nuclear fuel.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 1 — Basis of Presentation
Goodwill. Goodwill represents the excess of the purchase price paid over the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized, but is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. See Note 2 — Mergers, Acquisitions, and Dispositions and Note 12 — Intangible Assets for additional information.
Equity Method Investments. We regularly monitor and evaluate equity method investments to determine whether they are impaired. An impairment is recorded when the investment has experienced a decline in value that is other-than-temporary in nature. Additionally, if the entity in which we hold an investment recognizes an impairment loss, we would record the proportionate share of that impairment loss and evaluate the investment for an other-than-temporary decline in value. These impairment losses are recorded in Equity in income (losses) of unconsolidated affiliates in the Consolidated Statements of Operations and Comprehensive Income.
Equity Security Investments. Equity investments with readily determinable fair values are measured and recorded at fair value with any changes in fair value recorded in Other, net in the Consolidated Statements of Operations and Comprehensive Income. For equity securities without readily determinable fair values, we have elected to use the measurement alternative to measure these investments, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. Investments in equity securities without readily determinable fair values are qualitatively assessed for impairment each reporting period. If it is determined that the equity security is impaired, an impairment loss will be recognized in Other, net in the Consolidated Statements of Operations and Comprehensive Income in the amount by which the security’s carrying amount exceeds its fair value.
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
As part of the energy marketing business, we enter contracts to buy and sell energy to meet the requirements of our customers. These contracts include short-term and long-term commitments to purchase and sell energy and energy-related products in the energy markets with the intent and ability to deliver or take delivery of the underlying physical commodity. NPNS are contracts where physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable period and will not be financially settled. Revenues and expenses on derivative contracts that qualify, and are designated, as NPNS are recognized when the underlying physical transaction is completed. While these contracts are considered derivative financial instruments, they are not required to be recorded at fair value. See Note 15 — Derivative Financial Instruments for additional information.
Retirement Benefits
Effective upon separation, we sponsor defined benefit pension and OPEB plans as described in Note 14 — Retirement Benefits. The plan obligations and costs of providing benefits under these plans were measured upon separation as of February 1, 2022 and are remeasured annually as of year-end. The measurements involved various factors, assumptions, and accounting elections. The impact of assumption changes or experiences different from that assumed on pension and OPEB obligations is recognized over time, not immediately in the Consolidated Statements of Operations and Comprehensive Income. For defined benefit pension plans, gains or losses exceeding the greater of ten percent of the PBO or the MRV of plan assets are amortized over the expected average remaining service period of plan participants. For OPEB plans, gains or losses exceeding the greater of ten percent of the APBO or the MRV of plan assets are amortized over the average future remaining lifetime of the current inactive population.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 1 — Basis of Presentation
We separately report the pension and OPEB service cost and non-service cost (credit) components of net periodic benefit costs (credits) for all plans in our Consolidated Statements of Operations and Comprehensive Income. Effective February 1, 2022, the service cost component remains in Operating and maintenance expense and Property, plant, and equipment, net (where criteria for capitalization of direct labor has been met) while the non-service cost (credit) components are included in Other, net, in accordance with single employer plan accounting.
Renewable Energy Credits
RECs are included in Renewable energy credits in the Consolidated Balance Sheets. Purchased RECs are recorded at cost on the date they are purchased and internally generated RECs are recognized at a zero-cost basis when generated. The cost of RECs purchased on a stand-alone basis is based on the transaction price, while the cost of RECs acquired through PPAs represents the relative fair value at contract inception. Generally, revenue for RECs that are sold to a counterparty under a contract that specifically identifies a power plant are recognized at a point in time when the power is produced. This includes both bundled and unbundled REC sales. Otherwise, the revenue is recognized upon physical transfer of the REC to the customer.
2. Mergers, Acquisitions, and Dispositions
Proposed Acquisition of Calpine Corporation
On January 10, 2025, we entered an agreement and plan of merger (Merger Agreement) with Calpine Corporation (Calpine) under which we will acquire all the outstanding equity interests of Calpine in a cash and stock transaction. Calpine owns and operates a generation fleet of natural gas, geothermal, battery storage, and solar assets with over 27 GWs of generation capacity, in addition to a competitive retail electric supplier platform serving approximately 60 TWhs of load annually. This acquisition is complementary to and aligns strategically with our existing business operations and provides both increased scale and meaningful market diversification.
The merger consideration at closing will consist of an aggregate of 50 million newly issued shares of our common stock, no par value, and $4.5 billion in cash. We will also assume approximately $12.7 billion of Calpine’s outstanding debt. We expect to fund the cash portion of the transaction through a combination of cash on hand and cash flow generated by Calpine in the period between signing and closing of the transaction (that will be assumed at closing). Per the terms of the Merger Agreement, consummation of the transaction is to occur by December 31, 2025 (which date may be automatically extended to June 1, 2026, as further provided in the Merger Agreement). The Merger Agreement also provides for certain termination rights, and under certain specified circumstances, we may be required to pay Calpine a termination fee of $500 million. Completion of the transaction is conditioned upon review of the transaction by the DOJ, the expiration or termination of the applicable waiting period under the HSR Act, and approval by the FERC, NYPSC, and PUCT, in addition to other regulatory bodies, and is subject to other customary closing conditions.
In connection with certain of the regulatory approvals required for the transaction, the companies will propose to divest certain generating assets located in PJM, the only market where there is a material overlap of generation owned by both companies.
The transaction will be accounted for as a business combination using the acquisition method of accounting and we will record the fair value of the assets acquired and liabilities assumed as of the acquisition date. To the extent that the consideration transferred is greater than the fair value of the net assets acquired, goodwill will be recorded. To the extent the fair value of the net assets acquired is greater than the consideration transferred, a bargain purchase gain will be recorded.
Through December 31, 2024, fees incurred as part of the acquisition were not material to the Consolidated Statements of Operations and Comprehensive Income.
Acquisition of Joint Ownership in South Texas Project
In November 2023, we completed the acquisition of NRG South Texas LP (renamed and converted as Constellation South Texas, LLC), which owns a 44% undivided ownership interest in the jointly-owned STP, a 2,645 MW, dual-unit nuclear plant located in Bay City, Texas. The consideration transferred was $1.66 billion. Other owners include City Public Service Board of San Antonio (CPS, 40%) and the City of Austin, Texas (Austin

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 2 — Mergers, Acquisitions, and Dispositions
Energy, 16%). This acquisition is complementary to and aligned strategically with our existing clean energy business operations.
The acquisition was accounted for using the acquisition method of accounting in accordance with authoritative guidance, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their respective fair value as of the acquisition date. The excess of the purchase price over fair value of our proportionate share of the assets acquired and liabilities assumed was recorded to goodwill. The goodwill recognized is primarily driven by the opportunity for continued operations through 80 years and the value of STP’s carbon-free energy that is not fully reflected by the markets. The goodwill amount has been assigned entirely to the ERCOT operating segment. See Note 12 — Intangible Assets for additional information. The total amount of goodwill is expected to be deductible for tax purposes over the tax amortization period.
The fair values of STP’s assets and liabilities were determined based on significant estimates and assumptions that are judgmental in nature, including projected future cash flows (including timing), discount rates reflecting risk inherent in the future cash flows and future power and fuel market prices.
The following table summarizes the final acquisition-date fair value of the consideration transferred and the assets and liabilities assumed for the STP acquisition:

Cash paid for purchase price	$1,657

Identifiable assets acquired and liabilities assumed
Property, plant, and equipment	1,254
Nuclear decommissioning trust funds	869
Inventories, net	47
Other long-term assets	40
Other current assets	11
Total assets	2,221

Asset retirement obligations	429
Payables related to Regulatory Agreement Units	376
Deferred income taxes and unamortized investment tax credits	65
Accounts payable and accrued expenses	42
Pension and OPEB obligations	25
Other long-term liabilities	5
Total liabilities	942
Total net identifiable assets, at fair value	1,279

Goodwill	$378
The operating revenues and results of operations for STP have been included in the Consolidated Statements of Operations and Comprehensive Income from the date of acquisition and were not material for the year ended December 31, 2023. The pro forma effects of this acquisition are not significant to our reported results for any periods presented. Accordingly, no pro forma financial information has been presented herein.
In July 2023, NRG Energy, Inc. (NRG) accepted service of a lawsuit filed by the City of San Antonio, Texas, acting by and through CPS, in the 130th District Court of Matagorda County, Texas against NRG and certain of its subsidiaries, claiming the existence of a right of first refusal that applies to the transaction contemplated between us and NRG. In July 2023, we intervened in the lawsuit and Austin Energy also intervened in the lawsuit claiming a similar right of first refusal. Per the terms of the Equity Purchase Agreement, NRG made representations that no right of first refusal applied to the transaction contemplated between us.
In May 2024, we executed a settlement agreement with all parties (CPS/City of San Antonio, Austin, and NRG), resolving all litigation involving our purchase of the ownership interest in STP. The terms of the settlement include us selling a 2% ownership interest in STP to CPS at the same price and terms that we paid NRG for our 44%

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 2 — Mergers, Acquisitions, and Dispositions
interest, subject to regulatory approvals from the NRC and the Public Utility Commission of Texas. Pursuant to the settlement, CPS and Austin filed Notices of Dismissal with Prejudice with the Court, which ends the litigation, and likewise withdrew their pending objections to the sale with the NRC. As a result of the settlement, we have reflected assets and liabilities associated with a 2% undivided ownership interest in STP as held for sale. The held for sale amounts are included in the Other current assets and Other current liabilities balances in the Consolidated Balance Sheets as of December 31, 2024. Closing is expected to occur within the first half of 2025. Upon closing of the sale, we and CPS will each own a 42% interest in STP, and Austin’s interest will remain at 16%. The terms of settlement are not expected to have a material impact on our consolidated financial statements.
3.  Regulatory Matters
The following matters below discuss the status of our material regulatory and legislative proceedings.
New England Regulatory Matters
Mystic Units 8 and 9 Cost of Service Agreement. In December 2018, FERC issued an order accepting a cost of service agreement for Mystic Units 8 and 9 for the period between June 1, 2022 to May 31, 2024. The agreement was intended to preserve the two gas-fired electric generating units for the two-year period while allowing the Mystic units to recover their costs of operating, including a substantial portion of the costs associated with the adjacent EMT. Upon the expiration of the agreement on May 31, 2024, the two generating units retired.
The Mystic COS requires an annual process whereby we identify and support our projected costs under the agreement and/or true-up previous projections to the actual costs incurred. Interested parties then have the opportunity to challenge our filings. In September 2022, we made our second of the five annual filings at FERC. In December 2023, FERC issued an order setting for settlement/hearing certain components of the second annual filing, including the issue of Mystic’s recovery of historical rate base costs. In July 2024, the active parties to the proceeding reached a settlement in principle to resolve the second annual filing. The same parties then proceeded to reach a global settlement that would resolve all outstanding matters related to the Mystic COS, including the fourth and fifth annual filing proceedings. A global settlement was filed with FERC in November 2024, and FERC approved the settlement in January 2025. The global settlement does not have a material financial impact on our consolidated financial statements.
Federal Regulatory Matters
Inflation Reduction Act of 2022. In August 2022, President Biden signed into law the IRA, which, among other things, includes federal tax credits, certain of which are transferable or fully refundable, for a number of clean energy technologies including existing nuclear plants (45U). In addition, the IRA provides for a federal tax credit for technology-neutral clean energy production (45Y PTC or 48E ITC). We believe the planned restart of Crane and our planned nuclear uprates will be eligible for these credits. The nuclear PTC recognizes the contributions of carbon-free nuclear power by providing a federal tax credit of up to $15/MWh, subject to phase-out, beginning in 2024 and continuing through 2032. The nuclear PTC includes adjustments for inflation. The PTC benefiting existing nuclear plants included in the IRA continues to be the subject of additional guidance issued from the U.S. Treasury and IRS.
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
MDE informed us that as a result of the U.S. Court of Appeals decision, they would be resuming their administrative reconsideration of the 401 Certification. In response to the procedure outlined by the MDE, supplemental briefs on the 401 Certification were filed by the Lower Susquehanna Riverkeeper Association and Waterkeepers Chesapeake (jointly) and us. In addition, we filed a supplemental reply brief. We are currently participating in mediation with MDE and the parties that sought reconsideration of the 401 Certification. We are unable to further predict the outcome of this proceeding at this time. Depreciation provisions continue to assume operation through 2071 given our expectation that a 50-year license will be issued.
Peach Bottom Units 2 and 3. In March 2020, the NRC approved a second 20-year license renewal for Peach Bottom Units 2 and 3. As a result, Peach Bottom Units 2 and 3 were granted the authority to operate through 2053 and 2054, respectively.
Notwithstanding its 2020 approval, in February 2022, the NRC took action to modify Peach Bottom's subsequently renewed licenses in response to a request for hearing that the NRC had not previously adjudicated. In its February 2022 decision, the NRC reversed itself and concluded that the previous environmental review required by the National Environmental Policy Act (NEPA) for the Peach Bottom subsequently renewed licenses was incomplete because it did not adequately address environmental impacts resulting from renewing the units’ licenses for an additional 20 years. As a result, the NRC undertook a rulemaking to modify its regulations and guidance to specifically address environmental impacts during the period of subsequent license renewal. In addition, the NRC modified the expiration dates for the Peach Bottom licenses from 2053 and 2054 to 2033 and 2034, respectively, pending the completion of the updated NEPA analysis. The NRC approved final revisions to the rule in May 2024, and we have begun working with the NRC to close out the remaining environmental issues and restore the Peach Bottom expiration dates to 2053 and 2054. Depreciation provisions and ARO assumed retirement dates continue to assume Peach Bottom Units 2 and 3 will operate through 2053 and 2054, respectively, given our expectation that the previously approved expiration dates will be restored.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 4 — Revenue from Contracts with Customers

Revenue Source	Description	Performance Obligation	Timing of Revenue Recognition	Payment Terms
Power Sales	Sales of power and other energy-related products to wholesale and retail customers through our customer-facing business	Various, including the delivery of power (generally delivered over time) and other energy-related products such as capacity (generally delivered over time), CMCs, ZECs, RECs or other ancillary services (generally delivered at a point in time)	Concurrently as power is generated for bundled power sale contracts (a)	Generally within the month following delivery to the customer
Natural Gas Sales	Sales of natural gas to wholesale and retail customers through our customer-facing business	Various, including the delivery of natural gas (generally delivered overtime) and sustainable natural gas attributes (generally delivered at a point in time)	Over time as the natural gas is delivered to the customer	Generally within the month following delivery to the customer
Other Products and Services
Sales of other energy-related products and sustainable solutions, such as long-term construction and installation of energy efficiency assets and new power generating facilities, primarily to C&I customers
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
We incur incremental costs in order to execute certain retail power and gas sales contracts. These costs, which primarily relate to retail broker fees and sales commissions, are capitalized when incurred as contract acquisition costs and generally amortized over the corresponding term of the contract. These capitalized costs and related amortization were not material as of and for the years ended December 31, 2024 and 2023.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 4 — Revenue from Contracts with Customers
The following table provides a rollforward of the contract assets reflected in the Consolidated Balance Sheets:

	2024	2023
Beginning balance as of January 1	$82	$130
Amounts reclassified to receivables	(95)	(127)
Revenues recognized	103	79
Ending balance as of December 31	$90	$82
Contract Liabilities
We record contract liabilities when consideration is received or due prior to the satisfaction of the performance obligations. We record contract liabilities in Other current liabilities and Other deferred credits and other liabilities in the Consolidated Balance Sheets. These contract liabilities primarily relate to upfront consideration received or due for equipment service plans, the Mystic COS, and the Illinois ZEC program. The Mystic COS, which ended in May 2024, included upfront consideration received that differs from the recognized earnings over the cost of the service period. The Illinois ZEC program introduces an annual cap on the total consideration to be received by us for each delivery period. The ZEC price is established on a per MWh of production basis with a maximum annual cap for total compensation to be received for each planning year (June through May), while requiring delivery of all ZECs produced by our participating facilities during each delivery period. ZECs delivered to Illinois utilities in excess of the annual cost cap may be paid in subsequent years if the payments do not exceed the prescribed annual cost cap for that year. The contract liability balance as of December 31, 2024 primarily related to equipment service plans. The balance as of December 31, 2023 primarily related to equipment services plans and the Mystic COS.
The following table provides a rollforward of the contract liabilities reflected in the Consolidated Balance Sheets:

	2024	2023	2022
Beginning balance as of January 1	$40	$47	$75
Consideration received	120	331	339
Revenues recognized	(127)	(338)	(367)
Ending balance as of December 31	$33	$40	$47
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2024. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years. This disclosure excludes mark-to-market derivatives and certain power and gas sales contracts which contain variable volumes and/or variable pricing.

	2025	2026	2027	2028	2029 and thereafter	Total
Remaining performance obligations	$251	$211	$147	$95	$211	$915
Transaction Price Allocated to Previously Satisfied Performance Obligations
Our Clinton and Quad Cities units contract with certain utilities in Illinois that require delivery of all ZECs produced during each planning year (June through May), with total compensation limited by an annual cap for each planning year designed to limit the cost of ZECs to each utility's customers. ZECs delivered that, if paid, would result in the annual cap being exceeded may be paid in subsequent years at the vintage year price as long as the payments would not exceed the annual cap in the year paid. In each planning year since the program commenced in June 2017, we delivered ZECs to the utilities in excess of the annual compensation cap.
The ZEC price and annual compensation cap effective for each planning year are administratively determined by the IPA. For the June 2023 through May 2024 planning year, the ZEC price was established at $0.30 per ZEC, subject to an annual cap of $224 million. ZECs generated and delivered during the planning year did not exceed

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 4 — Revenue from Contracts with Customers
the annual cap, providing capacity to compensate for ZECs delivered in prior planning years in excess of the compensation cap. In 2023, we recognized $218 million of revenue as a receivable for ZECs delivered in prior planning years, with payment received in the third quarter of 2024. For the June 2024 through May 2025 planning year, the ZEC price has been established at $9.38 per ZEC, subject to an annual cap of $222 million. Revenue recognized in 2024 for ZECs delivered in prior planning years was not material.
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
Constellation's CEO is considered the CODM and evaluates the performance of our electric business activities and allocates resources based on segment RNF, primarily through review of budget-to-actual variance analyses. RNF is Operating revenues net of Purchased power and fuel expenses. We believe this is a useful measurement of operational performance, although it is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. In our evaluation of operating segments, we noted the CODM reviews a variety of performance and profitability measures at a consolidated level with a primary focus on RNF reporting at the regional level. Our operating revenues include all sales to third parties as well as government assistance. Purchased power and fuel expenses are considered the significant segment expense. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy, and ancillary services. Fuel expense includes the fuel costs for our owned generation and fuel costs associated with tolling agreements. The results of our other business activities are not regularly reviewed by the CODM and are therefore not classified as operating segments or included in the regional reportable segment amounts. These activities include wholesale

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 5 — Segment Information
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
The following tables disaggregate the revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The disaggregation of revenues reflects our power sales by geographic region.
The following tables, which relate directly to our Consolidated Statements of Operations and Comprehensive Income, provide the reconciliation of operating revenues, purchased power and fuel expenses, and RNF for reportable segments for the years ended December 31, 2024, 2023, and 2022.

	2024
	Revenues from contracts with customers	Other revenues(a)	Total Operating revenues	Total Purchased power and fuel expenses	Total RNF
Mid-Atlantic	$5,429	$93	$5,522	$(2,442)	$3,080
Midwest	3,848	957	4,805	(1,603)	3,202
New York	1,937	113	2,050	(597)	1,453
ERCOT	1,053	497	1,550	(503)	1,047
Other Power Regions	4,749	757	5,506	(4,238)	1,268
Total Reportable Segments	17,016	2,417	19,433	(9,383)	10,050
Other(b)	1,948	2,187	4,135	(2,036)	2,099
Total Consolidated Results	$18,964	$4,604	$23,568	$(11,419)	$12,149

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 5 — Segment Information

	2023
	Revenues from contracts with customers	Other revenues(a)	Total Operating revenues	Total Purchased power and fuel expenses	Total RNF
Mid-Atlantic	$5,453	$(315)	$5,138	$(2,214)	$2,924
Midwest	4,846	(188)	4,658	(1,403)	3,255
New York	1,910	111	2,021	(770)	1,251
ERCOT	1,232	114	1,346	(764)	582
Other Power Regions	4,956	895	5,851	(4,611)	1,240
Total Reportable Segments	18,397	617	19,014	(9,762)	9,252
Other(b)	2,444	3,460	5,904	(6,239)	(335)
Total Consolidated Results	$20,841	$4,077	$24,918	$(16,001)	$8,917

	2022
	Revenues from contracts with customers	Other revenues(a)	Total Operating revenues	Total Purchased power and fuel expenses	Total RNF
Mid-Atlantic	$5,264	$(100)	$5,164	$(3,026)	$2,138
Midwest	5,164	(514)	4,650	(1,886)	2,764
New York	2,004	(409)	1,595	(528)	1,067
ERCOT	954	589	1,543	(1,136)	407
Other Power Regions	5,035	1,697	6,732	(5,811)	921
Total Reportable Segments	18,421	1,263	19,684	(12,387)	7,297
Other(b)	3,150	1,606	4,756	(5,075)	(319)
Total Consolidated Results(c)	$21,571	$2,869	$24,440	$(17,462)	$6,978
__________
(a)Includes revenues from nuclear PTCs beginning in 2024 as well as derivatives and leases. Intersegment activity in all periods presented is not material.
(b)Represents revenue activities not allocated to a region. See text above for a description of included activities, includes unrealized mark-to-market gains of $316 million and $1,399 million and losses of $1,188 million, and natural gas revenues from contracts with customers of $1,429 million, $1,859 million, and $2,559 million, for the years ended December 31, 2024, 2023, and 2022, respectively.
(c)Includes all wholesale and retail electric sales to third parties and affiliated sales to Exelon's utility subsidiaries prior to the separation on February 1, 2022. See Note 24 — Related Party Transactions for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 6 — Government Assistance
6. Government Assistance
Beginning in 2024, our existing nuclear units are eligible for a PTC extending through 2032. The nuclear PTC provides a transferable credit up to $15 per MWh (a base credit of $3 per MWh with a five times multiplier provided certain prevailing wage requirements are met) and is subject to phase-out when annual gross receipts are between $25.00 per MWh and $43.75 per MWh. We have evaluated and expect to meet the annual prevailing wage requirements at all our nuclear units and are eligible for the five times multiplier. Both the amount of the PTC and the gross receipts thresholds adjust for inflation after 2024 through the duration of the program based on the GDP price deflator for the preceding calendar year. The benefits of the PTC may be realized through a credit against our federal income taxes or transferred via sale to an unrelated party.
For the year ended December 31, 2024, our Consolidated Statements of Operations and Comprehensive Income include a nuclear PTC benefit of approximately $2,080 million in Operating revenues. Our estimate required the exercise of judgment in determining the amount of nuclear PTC expected for each of our nuclear units. The nuclear PTC continues to be the subject of additional guidance, which may be issued from the U.S. Treasury and IRS sometime in 2025, and may materially impact the total amount of the benefits we receive.
Nuclear PTCs are initially recorded within Other deferred debits and other assets within the Consolidated Balance Sheets and reclassified as a reduction to Accounts payable and accrued expenses when used to reduce our federal income tax payable, or an increase in Cash and cash equivalents or Other current assets when sold, depending on the specific payment terms of each contract.
In 2024, we executed agreements for the sale of $1,750 million of nuclear PTCs to unaffiliated third parties at a nominal discount, with approximately $1,570 million of cash proceeds received upon sale (included within Cash flows from operating activities in our Consolidated Statements of Cash Flows) and approximately $95 million to be received in the first quarter of 2025. As of December 31, 2024, our Consolidated Balance Sheets reflect approximately $185 million of estimated nuclear PTCs within Other deferred debits and other assets, $95 million within Other current assets, and a reduction to Accounts payable and accrued expenses of $150 million for estimated nuclear PTCs that we have utilized as a credit against our current federal income taxes payable.
Many of the state-sponsored programs providing compensation for the emissions-free attributes of generation from certain of our nuclear units include contractual or other provisions that require us to refund that compensation up to the amount of the nuclear PTC received or pass through the entirety of the nuclear PTC received. As of December 31, 2024, we have recognized approximately $1,030 million of estimated payables within Accounts payable and accrued expenses or as offsets to Customer accounts receivable in our Consolidated Balance Sheets associated with programs requiring refunds or pass through of the nuclear PTC. We recognized a reduction to net operating revenue of approximately $50 million (pre-tax) for the year ended December 31, 2024 associated with these programs in our Consolidated Statements of Operations and Comprehensive Income. As with the actual amount of the PTC earned, any change resulting from additional guidance received may materially impact amounts due under state-sponsored programs.
7. Accounts Receivable
Allowance for Credit Losses on Accounts Receivable
The following table presents the rollforward of allowance for credit losses on Customer accounts receivable, which does not include any allowance related to the sales of customer accounts receivable disclosed below. Allowance for credit losses on Other accounts receivable was not material as of the balance sheet dates.

Balance as of December 31, 2023(a)	56
Plus: Current period provision for expected credit losses	17
Less: Write-offs, net of recoveries(b)	21
Plus: Facility amendment impact(c)	138
Balance as of December 31, 2024	$190
__________
(a)2023 beginning balance and activity were not material.
(b)Recoveries were not material.
(c)Impact as a result of the December 2024 Facility amendment. See below for details.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 7 — Accounts Receivable
Unbilled Customer Revenue
We recorded $1,109 million and $372 million of unbilled customer revenues in Customer accounts receivables, net in the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.
Sales of Customer Accounts Receivable
In 2020, NER, a bankruptcy remote, special purpose entity, which is wholly owned by us, entered a revolving accounts receivable financing arrangement with a number of financial institutions and a commercial paper conduit (Purchasers) to sell certain customer accounts receivables (Facility). On December 31, 2024, we amended the Facility. We will no longer sell receivables to the Purchasers and all outstanding receivables were assigned back to us. Prior to the amendment, the maximum funding limit of the Facility was $1.1 billion. Under the Facility's prior terms, NER sold eligible short-term customer accounts receivable to the Purchasers in exchange for cash and subordinated interest. The transfers were reported as sales of receivables in the consolidated financial statements. The subordinated interest in collections upon the receivables sold to the Purchasers was referred to as the DPP, which was reflected in Other current assets in the Consolidated Balance Sheets prior to the amendment. See Note 16 — Debt and Credit Agreements for terms of the amended Facility.
The following table summarizes the impact of the sale of certain receivables:

	As of December 31,
	2024	2023
Derecognized receivables transferred at fair value	$—	$1,516
Less: Cash proceeds received	—	300
DPP(a)	$—	$1,216
_________
(a)As a result of the Facility amendment, DPP of $1,529 million was reclassified to Customer accounts receivable as of December 31, 2024.

	For the Years Ended December 31,
	2024	2023	2022
Loss on sale of receivables(a)	$61	$75	$69
_________
(a)Reflected in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income. This represents the amount by which the accounts receivable sold into the Facility are discounted, limited to credit losses.

	For the Years Ended December 31,
	2024	2023	2022
Proceeds from new transfers(a)	$1,688	$3,649	$6,108
Cash collections received on DPP(b)	10,517	8,140	4,764
Cash collections reinvested in the Facility	$12,205	$11,789	$10,872
_________
(a)Customer accounts receivable sold into the Facility were $12,262 million, $11,746 million, and $11,274 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(b)Does not include the $300 million and $800 million net cash payments to the Purchasers in 2024 and 2023, respectively, or the $200 million net cash proceeds received from the Purchases in 2022.
We recognized the cash proceeds received upon sale in Cash flows from operating activities within the Changes in Other assets and liabilities line in the Consolidated Statements of Cash Flows, which were ($10,574) million, ($8,097) million, and ($5,166) million for the years ended December 31, 2024, 2023, and 2022, respectively. The collection and reinvestment of DPP is recognized in Cash flows from investing activities in the Collection of DPP, net line in the Consolidated Statements of Cash Flows, which were $10,217 million, $7,340 million, and $4,964 million for the years ended December 31, 2024, 2023, and 2022, respectively. As a result of the receivables being assigned back to NER under the amended Facility, NER forgave any and all remaining DPP owed by the Purchasers. The reassignment of receivables and unwind of DPP will be treated as a non-cash activity and therefore have no impact in the Consolidated Statements of Cash Flows.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 7 — Accounts Receivable
See Note 17 — Fair Value of Financial Assets and Liabilities and Note 21 — Variable Interest Entities for additional information on DPP and NER, respectively.
Other Sales of Customer Accounts Receivables
We are required, under supplier tariffs, to sell customer receivables to certain utility companies. The total receivables sold was $280 million, $356 million, and $423 million for the years ended December 31, 2024, 2023, and 2022, respectively.
8. Property, Plant, and Equipment
The following table presents a summary of property, plant, and equipment by asset category as of December 31, 2024 and 2023:

Asset Category	December 31, 2024	December 31, 2023
Electric	$32,141	$32,889
Nuclear fuel(a)	5,894	5,503
Construction work in progress	1,273	1,133
Other property, plant, and equipment	15	14
Total property, plant, and equipment	39,323	39,539
Less: accumulated depreciation(b)	18,088	17,423
Property, plant, and equipment, net	$21,235	$22,116
__________
(a)Includes nuclear fuel that is in the fabrication and installation phase of $1,485 million and $1,265 million as of December 31, 2024 and 2023, respectively.
(b)Includes accumulated amortization of nuclear fuel in the reactor core of $2,447 million and $2,484 million as of December 31, 2024 and 2023, respectively.
The estimated useful lives of our generating facilities are based on a combination of depreciation studies, historical retirements, site licenses and management estimates of operating costs and expected future energy market conditions. The estimated useful lives of our nuclear stations generally include expectations for an additional 20-year term beyond current license expiration, except for Calvert Cliffs, FitzPatrick, Limerick, NMP Unit 2, Salem, and STP where depreciation provisions correspond with the expiration of the current NRC operating license. Generally, our oil and gas plants have estimated useful lives of 40-45 year with wind and solar generating facilities having estimated useful lives of 25 and 35 years, respectively. The estimated useful lives of our hydroelectric facilities also generally align with their FERC operating licenses. Conowingo depreciation provisions are based on an estimated useful life through 2071, in anticipation that a 50-year license will be issued. See Note 3 — Regulatory Matters for additional information regarding license renewals for Peach Bottom and Conowingo.
Annual depreciation rates for electric generation were 3.43%, 3.26%, and 3.46% for the years ended December 31, 2024, 2023, and 2022, respectively. Nuclear fuel amortization is charged to fuel expense using the unit-of-production method and not included in the annual depreciation rates. See Note 22 — Supplemental Financial Information for additional information on nuclear fuel amortization.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 9 — Jointly-Owned Electric Plant
9. Jointly-Owned Electric Plants
Our material undivided ownership interests in jointly-owned nuclear plants as of December 31, 2024 and 2023 were as follows:

	NMP Unit 2	Quad Cities	Peach Bottom	STP(a)	Salem
Operator	Constellation	Constellation	Constellation	STPNOC	PSEG Nuclear
Ownership interest	82.00%	75.00%	50.00%	44.00%	42.59%
Our share as of December 31, 2024
Plant in service	$1,122	$1,294	$1,570	$1,040	$791
Accumulated depreciation	327	840	721	52	387
Construction work in progress	27	13	15	25	68
Our share as of December 31, 2023
Plant in service	$1,073	$1,263	$1,552	$1,089	$781
Accumulated depreciation	292	805	689	5	357
Construction work in progress	35	8	14	13	49
__________
(a)Within the 44% undivided ownership interest in STP, 2% interest was recorded as held for sale as of December 31, 2024. See Note 2 — Mergers, Acquisitions, and Dispositions for additional information.
Our undivided ownership interests are financed with our funds and all operations are proportionately consolidated consistent with our ownership interest in the Consolidated Statements of Operations and Comprehensive Income.
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
The financial statement impact for changes in the ARO, on an individual unit basis, due to the changes in and timing of estimated cash flows generally result in a corresponding change in the unit’s ARC in Property, plant, and equipment in the Consolidated Balance Sheets. If the ARO decreases for a Non-Regulatory Agreement Unit without any remaining ARC, the corresponding change is recorded as a decrease in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income, whereas the corresponding decrease for Regulatory Agreement Units without any remaining ARC results in an increase to the Payables related to Regulatory Agreement Units in the Consolidated Balance Sheets.
The following table provides a rollforward of the nuclear decommissioning AROs reflected in the Consolidated Balance Sheets from January 1, 2023 to December 31, 2024:

	2024	2023
Beginning balance as of January 1	$13,891	$12,500
Net (decrease) increase due to changes in, and timing of, estimated future cash flows	(2,299)	411
Accretion expense	640	582
Costs incurred related to decommissioning plants(a)	(24)	(31)
Acquisition of joint ownership in STP(b)	(22)	429
Ending balance as of December 31(c)	$12,186	$13,891
__________

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Asset Retirement Obligations
(a)We began decommissioning Crane upon permanently ceasing operations in 2019 and in 2024 commenced efforts to restart. See below for further discussion of the decommissioning of Zion Station.
(b)Reflects our estimated share of the STP decommissioning obligation acquired in 2023 and the portion subsequently transferred to Liabilities held for sale in 2024. See Note 2 — Mergers, Acquisitions, and Dispositions for additional information.
(c)Includes $18 million and $30 million as the current portion of the ARO as of December 31, 2024 and 2023, respectively, which is included in Other current liabilities in the Consolidated Balance Sheets.
The net $2,299 million decrease in the ARO during 2024 for changes in the amounts and timing of estimated decommissioning cash flows was driven by multiple adjustments, including the following:
•Net decrease of $3,036 million due to changes in assumed retirement dates for various plants, including Braidwood, Byron, Calvert Cliffs, FitzPatrick, LaSalle, Limerick, NMP Unit 2, Quad Cities, Salem and Crane
•A decrease of $154 million related to a change in assumed timing of DOE acceptance of SNF and a revised cost study for Salem
•An increase of $891 million due to an increase in cost escalation rates and lower discount rates
The 2024 ARO updates resulted in a decrease of $78 million in Operating and maintenance expense for the year ended December 31, 2024 in the Consolidated Statements of Operations and Comprehensive Income.
The net $411 million increase in the ARO during 2023 for changes in the amounts and timing of estimated decommissioning cash flows was driven by multiple adjustments, including the following:
•Net increase of approximately $610 million due to an increase in cost escalation rates partly offset by an increase in discount rates.
•Net increase of approximately $470 million due to updated cost assumptions for dry cask storage across the fleet and revised cost studies for Dresden, Limerick and Peach Bottom.
•Net decrease of approximately $675 million due to changes in assumed retirement dates for Ginna, NMP Unit 1 and Salem.
The 2023 ARO updates resulted in a decrease of $68 million in Operating and maintenance expense for the year ended December 31, 2023 in the Consolidated Statements of Operations and Comprehensive Income.
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
The NDT funds associated with our nuclear units have been funded with amounts collected from the previous owners and their respective utility customers. PECO is authorized to collect funds, in revenues, through regulated rates for decommissioning the former PECO nuclear plants, and these collections are scheduled through the operating lives of these former PECO plants. The amounts collected from PECO customers are remitted to us and deposited into the NDT funds for the unit for which funds are collected. Every five years, PECO files a rate adjustment with the PAPUC that reflects PECO’s calculations of the estimated amount needed to decommission each of the former PECO units based on updated fund balances and estimated decommissioning costs. The rate adjustment is used to determine the amount collectible from PECO customers. In March 2022, PECO filed its Nuclear Decommissioning Cost Adjustment with the PAPUC proposing an annual recovery from customers of approximately $4 million. In August 2022, the PAPUC approved the filing, and the new rates became effective January 1, 2023.
Additionally, for the STP units, we maintain decommissioning trust funds for those units proportionate to our ownership. We also retain the authority through the PUCT to obtain additional decommissioning funding through AEP Texas and CenterPoint. Every five years, owners of each Texas jurisdictional nuclear generation unit are

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Asset Retirement Obligations
required to file an update of decommissioning costs with the PUCT in support of appropriate utility rates for decommissioning trust funding. In July 2023, the decommissioning cost update for our share of the STP decommissioning obligation was filed, proposing annual funding amounts from AEP Texas and CenterPoint totaling approximately $1 million. In March 2024, the PUCT approved the filing, and AEP Texas and CenterPoint tariffs were adjusted accordingly in May and August 2024, respectively.
Any shortfall of funds necessary for decommissioning, determined for each generating station unit, are generally required to be funded by us, with the exception of STP and the former PECO units. We have recourse to collect additional amounts from the respective utility customers through the utility commissions for the former PECO units and STP in the event of a shortfall of NDT funds. Collection of additional amounts for the former PECO units are subject to certain limitations and thresholds, as prescribed by an order from the PAPUC that limits collection of amounts associated with the first $50 million of any shortfall of trust funds compared to decommissioning costs, as well as 5% of any additional shortfalls, on an aggregate basis for all former PECO units. The initial $50 million and up to 5% of any additional shortfalls would be borne by us. No such limitations exist for the STP units, however PUCT regulations require that any funds remaining in the trust after completion of decommissioning to be refunded to utility customers in a manner determined by the commission. Aside from the former PECO units and STP, no recourse exists to collect additional amounts from utility customers for any of our other nuclear units.
With respect to the Regulatory Agreement Units, any funds remaining in the NDTs after all decommissioning has been completed are required to be refunded to the respective utility customers, subject to certain limitations that allow sharing of excess funds with us related to the former PECO units. With respect to our other nuclear units, we retain any funds remaining after decommissioning. However, in connection with CENG's acquisition of the NMP and Ginna plants and settlements with certain regulatory agencies, certain conditions pertaining to NDT funds apply that, if met, could possibly result in obligations to make payments to certain third parties (clawbacks). For NMP and Ginna, the clawback provisions are triggered only in the event that the required decommissioning activities are discontinued or not started or completed in a timely manner. In the event that the clawback provisions are triggered for NMP, then, depending upon the triggering event, an amount equal to 50% of the total amount withdrawn from the funds for non-decommissioning activities as defined in the agreement or 50% of any excess funds in the trust funds above the amounts required for decommissioning (including SNF management and site restoration) is to be paid to the NMP sellers. In the event that the clawback provisions are triggered for Ginna, then an amount equal to any estimated cost savings realized by not completing any of the required decommissioning activities is to be paid to the Ginna sellers. We expect to comply with applicable regulations and timely commence and complete all required decommissioning activities.
We had NDT funds totaling $17,321 million and $16,398 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, $16 million of the NDT funds were current and included in Other current assets in the Consolidated Balance Sheets. As of December 31, 2023, none of the NDT funds were reflected in Other current assets. See Note 22 — Supplemental Financial Information for additional information on activities of the NDT funds.
Accounting Implications of the Regulatory Agreement Units
See Note 1 — Basis of Presentation for additional information on the accounting policy for Regulatory Agreement Units.
For the former PECO units and STP, given the symmetric settlement provisions that allow for continued recovery of decommissioning costs from the respective utility customers in the event of a shortfall and the obligation for us to ultimately return excess funds to the respective utility customers (on an aggregate basis for all seven former PECO units and on the underlying utility customer basis for STP) decommissioning-related activities are generally offset in the Consolidated Statements of Operations and Comprehensive Income, regardless of whether the NDT funds are expected to exceed or fall short of the total estimated decommissioning obligation. The offset of decommissioning-related activities in the Consolidated Statements of Operations and Comprehensive Income results in an equal adjustment to noncurrent payables or noncurrent receivables. Any changes to the existing PECO or STP regulatory agreements could impact our ability to offset decommissioning-related activities in the Consolidated Statements of Operations and Comprehensive Income, and the potential impact to our consolidated financial statements could be material.

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
The following table presents our noncurrent payables to ComEd, PECO, CenterPoint, and AEP Texas reflected as Payables related to Regulatory Agreement Units in the Consolidated Balance Sheets as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
ComEd	$3,780	$2,955
PECO	247	278
CenterPoint	365	338
AEP Texas	126	117
Payables related to Regulatory Agreement Units	$4,518	$3,688
As of December 31, 2024, decommissioning-related activities for all of the former ComEd units, except for Zion (see Zion Station Decommissioning below), are currently offset in the Consolidated Statements of Operations and Comprehensive Income.
The decommissioning-related activities for the Non-Regulatory Agreement Units are reflected in the Consolidated Statements of Operations and Comprehensive Income within Operating and maintenance expense, Depreciation and amortization expense, and Other, net.
Zion Station Decommissioning
In 2010, we completed an asset sale agreement under which ZionSolutions assumed responsibility for decommissioning Zion Station and we transferred to ZionSolutions substantially all the Zion Station’s assets, including the related NDT funds. In November 2023, ZionSolutions completed its contractual obligations and transferred the NRC license back to us. We will store the SNF at Zion Station until it is transferred to the DOE for ultimate disposal and complete all remaining decommissioning activities associated with the SNF dry storage facility.
Any shortage of funds necessary to maintain the SNF and decommission the SNF storage facility is ultimately required to be funded by us. As of December 31, 2024 and 2023, the ARO associated with Zion's SNF storage facility is $163 million and $139 million, respectively, and the NDT funds available to fund this obligation are $63 million and $62 million, respectively.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Asset Retirement Obligations
Key assumptions used in the minimum funding calculation for radiological decommissioning costs using the NRC methodology at December 31, 2024 include: (1) consideration of costs only for the removal of radiological contamination at each unit; (2) the option on a unit-by-unit basis to use generic, non-site specific cost estimates; (3) consideration of only one decommissioning scenario for each unit; (4) the plants cease operation at the end of their current license lives (with no assumed license renewals for those units that have not already received renewals); (5) the assumption of current nominal dollar cost estimates that are neither escalated through the anticipated period of decommissioning, nor discounted using the CARFR; and (6) assumed annual after-tax returns on the NDT funds of 2% (3% for the former PECO units, as specified by the PAPUC).
In contrast, the key criteria and assumptions used by us to determine the ARO and to forecast the target growth in the NDT funds as of December 31, 2024 include: (1) the use of site specific cost estimates that are updated at least once every five years; (2) the inclusion in the ARO estimate of all legally unavoidable costs required to decommission the unit (e.g., radiological decommissioning and full site restoration for certain units, on-site SNF maintenance and storage subsequent to ceasing operations and until DOE acceptance, and disposal of certain LLRW); (3) as applicable, the consideration of multiple scenarios where decommissioning and site restoration activities, as applicable, are completed under possible scenarios ranging from 10 to 70 years after the cessation of plant operations or the end of the current licensed operating life; (4) the consideration of multiple end of life scenarios; (5) the measurement of the obligation at the present value of the future estimated costs and an annual accretion of the ARO; and (6) an estimated targeted annual pre-tax return on the NDT funds of 6.3% to 7.1% (as compared to a historical 5-year annual average pre-tax return of approximately 6.5%).
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
We filed our biennial decommissioning funding status report with the NRC in March 2023 for all units, including our shutdown units, except for Zion Station which was included in a separate report to the NRC submitted by ZionSolutions, LLC. The status report demonstrated adequate decommissioning funding assurance based on trust fund values as of December 31, 2022 for all units except for Peach Bottom Unit 1. As a former PECO plant, financial assurance for decommissioning Peach Bottom Unit 1 is provided by the NDT fund, collections from PECO customers, and the ability to adjust those collections in accordance with the approved PAPUC tariff. See NDT Funds section above for additional information. Additionally, the STP units demonstrated adequate decommissioning funding assurance as of December 31, 2022 in the decommissioning funding status report filed with the NRC by STPNOC in March 2023.
In March 2024, we filed our annual decommissioning funding status report with the NRC for our shutdown units, including Zion Station which was transferred back to us in November 2023. The status report demonstrated adequate decommissioning funding assurance based on trust fund values as of December 31, 2023 for all shutdown units except for Peach Bottom Unit 1. Financial assurance for decommissioning Peach Bottom Unit 1 is provided by collections from PECO customers. Additionally in March 2024, STPNOC filed the decommissioning funding status report for STP. The status report demonstrated adequate funding assurance as of December 31, 2023.
We will file the next decommissioning funding status report with the NRC in March 2025. This report will reflect the status of decommissioning funding as of December 31, 2024 for all units, except for STP which will be filed separately by STPNOC. We expect the funding status reports to demonstrate adequate funding assurance based on the value of trust funds as of December 31, 2024, for all units except for Peach Bottom Unit 1. Financial assurance for decommissioning Peach Bottom Unit 1 is provided by the collections from PECO customers as mentioned above.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Asset Retirement Obligations
Non-Nuclear Asset Retirement Obligations
We have AROs for plant closure costs associated with our natural gas, oil, and renewable generating facilities, including asbestos abatement, removal of certain storage tanks, restoring leased land to the condition it was in prior to construction of renewable generating stations, disposal of hazardous materials, and other decommissioning-related activities. See Note 1 — Basis of Presentation for additional information on the accounting policy for AROs.
The following table provides a rollforward of the non-nuclear AROs reflected in the Consolidated Balance Sheets from January 1, 2023 to December 31, 2024:

	2024	2023
Beginning balance as of January 1	$257	$239
Net increase (decrease) due to changes in, and timing of, estimated future cash flows	19	14
Accretion expense	15	14
Asset divestitures	—	(9)
Costs incurred related to decommissioning plants	(3)	(1)
Ending balance as of December 31	$288	$257
11. Leases
Lessee
We have operating leases for which we are the lessee. The significant types of leases are contracted generation, real estate, and vehicles and equipment. The following table outlines other terms and conditions of the lease agreements as of December 31, 2024. We did not have material finance leases in 2024, 2023, or 2022.

In Years
Remaining lease terms	1-31
Options to extend the term	2-30
The components of operating lease costs were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Operating lease costs	$105	$96	$109
Variable lease costs	145	146	169
Total lease costs(a)	$250	$242	$278
__________
(a)Excludes $50 million, $50 million, $49 million of sublease income recorded for the years ended December 31, 2024, 2023, and 2022, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Leases
The following table provides additional information regarding the presentation of operating lease ROU assets and lease liabilities in the Consolidated Balance Sheets:

	As of December 31,
	2024	2023
Operating lease ROU assets(a)
Other deferred debits and other assets	$436	$494

Operating lease liabilities(a)
Other current liabilities	72	67
Other deferred credits and other liabilities	511	583
Total operating lease liabilities	$583	$650
__________
(a)The operating ROU assets and lease liabilities include $176 million and $289 million, respectively, related to contracted generation as of December 31, 2024, and $212 million and $334 million, respectively, as of December 31, 2023.

The weighted average remaining lease terms, in years, and the weighted average discount rates for operating leases were as follows:

	As of December 31,
	2024	2023	2022
Weighted average remaining lease term	7.4	8.4	9.3
Weighted average discount rate	5.0%	5.0%	5.0%
The following table reconciles the undiscounted cash flows for our operating leases to the operating lease liabilities recorded on our consolidated balance sheet as of December 31, 2024:

2025	$105
2026	105
2027	104
2028	105
2029	103
2030 and thereafter	222
Total lease payments	744
Less: Imputed interest	161
Operating lease liabilities	$583
Supplemental cash flow information related to operating leases was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$87	$102	$114
ROU assets obtained in exchange for operating lease obligations	6	13	14

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Leases
Lessor
We have operating leases for which we are the lessor. The significant types of leases are contracted generation and real estate. The following table outlines other terms and conditions of the lease agreements as of December 31, 2024.

In Years
Remaining lease terms	2-16
Options to extend the term	5-20
The components of lease income were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Operating lease income	$51	$51	$51
Variable lease income	244	248	258
The following table presents the lease payments we expect to receive over the remaining terms as of December 31, 2024:

2025	$48
2026	49
2027	49
2028	48
2029	48
2030 and thereafter	38
Total	$280
12. Intangible Assets
Goodwill
The following table presents the carrying amount of goodwill as of December 31, 2024, 2023 and 2022. There were no impairment losses during the years ended December 31, 2024, 2023, and 2022.

Goodwill
Balance at December 31, 2022	$47
Goodwill resulting from acquisition of STP(a)	378
Balance at December 31, 2023	425
Goodwill allocated to Assets held for sale(a)	(5)
Balance at December 31, 2024	$420
__________
(a)Within the 44% undivided ownership interest in STP, 2% interest was recorded as held for sale as of December 31, 2024. See Note 2 — Mergers, Acquisitions, and Dispositions for additional information on the STP acquisition in November 2023 and held for sale reclassification in 2024.
See Note 1 — Basis of Presentation for our policy regarding goodwill. Our operating segments are also considered reporting units for goodwill impairment assessment purposes. The goodwill recognized in 2023 has been assigned entirely to the ERCOT operating segment.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Intangible Assets
Other Intangible Assets and Liabilities
Our other intangible assets and liabilities included in Other current assets, Other deferred debits and other assets, Other current liabilities, and Other deferred credits and other liabilities in the Consolidated Balance Sheets, consisted of the following as of December 31, 2024 and 2023. The customer relationships are generally amortized on a straight line basis, while the unamortized energy contracts are amortized in relation to the expected realization of the underlying cash flows:

	December 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Unamortized Energy Contracts	$1,850	$(1,669)	$181	$1,892	$(1,631)	$261
Customer Relationships	244	(189)	55	242	(167)	75
Total	$2,094	$(1,858)	$236	$2,134	$(1,798)	$336
The following table summarizes the amortization expense related to our other intangible assets and liabilities for the years ended December 31, 2024, 2023, and 2022:

For the Years Ended December 31,	Amortization Expense(a)
2024	$60
2023	58
2022	61
__________
(a)See Note 22 — Supplemental Financial Information for additional information related to the amortization of unamortized energy contracts.
The following table summarizes the estimated future amortization expense related to our other intangible assets and liabilities as of December 31, 2024:

For the Years Ending December 31,	Estimated Future Amortization Expense
2025	$36
2026	40
2027	32
2028	28
2029	19
2030 and thereafter	81
13. Income Taxes
Components of Income Tax Expense or Benefit
Income taxes are comprised of the following components:

	For the Years Ended December 31,
	2024	2023	2022
Federal
Current	$426	$464	$219
Deferred	274	301	(655)
ITC amortization	(14)	(15)	(15)
State
Current	127	142	34
Deferred	(39)	(33)	29
Total income tax (benefit) expense	$774	$859	$(388)

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 13 — Income Taxes
Rate Reconciliation
The effective income tax rate varies from the U.S. federal statutory rate principally due to the following:

	For the Years Ended December 31,
	2024	2023	2022(a)
U.S. federal statutory rate	21.0%	21.0%	21.0%
(Decrease) increase due to:
State income taxes, net of federal income tax benefit(b)	1.5	3.5	(9.2)
Qualified NDT fund income and losses	4.0	10.3	46.3
Amortization of ITC, including deferred taxes on basis differences	(0.2)	(0.5)	2.2
PTCs and other credits	(9.8)	(0.6)	7.7
Noncontrolling interests	0.1	0.4	(0.3)
Other	0.6	1.0	3.9
Effective income tax rate(c)	17.1%	35.1%	71.6%
_________
(a)As there was a pre-tax loss during 2022, negative percentages represent income tax expense. Positive percentages represent income tax benefit.
(b)Includes ($42) million, ($4) million and $30 million related to state rate changes and certain state tax positions in 2024, 2023, and 2022, respectively.
(c)The change in effective tax rate in 2024 is primarily due to the increase in pre-tax book income inclusive of the nuclear PTC, which is not taxable. The change in effective tax rate in 2023 is primarily due to the impacts of higher realized NDT Income and significant pretax income in 2023 compared to pretax loss in 2022.
Tax Differences and Carryforwards
The tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred tax assets (liabilities), as of December 31, 2024 and 2023 are presented below:

	December 31, 2024	December 31, 2023
Plant basis differences	$(3,138)	$(3,130)
Accrual-based contracts	(30)	(32)
Derivatives and other financial instruments	700	984
Deferred pension and postretirement obligation	(336)	(314)
Nuclear decommissioning activities	(256)	(640)
Tax loss carryforward, net of valuation allowances	16	47
Investment in partnerships	(204)	(193)
Other, net	242	460
Deferred income tax liabilities (net)	(3,006)	(2,818)
Unamortized ITCs	(325)	(339)
Total deferred income tax liabilities (net) and unamortized ITCs	$(3,331)	$(3,157)

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 13 — Income Taxes
The following table provides our carryforwards, of which the state-related items are presented on a post-apportioned basis, and any corresponding valuation allowances as of December 31, 2024:

Federal	December 31, 2024
Federal general business credits carryforwards and other carryforwards	$—
State
State net operating losses and other carryforwards	365
Deferred taxes on state tax attributes (net)	14
Valuation allowance on state tax attributes	(3)
Foreign
Foreign net operating losses and other carryforwards	20
Deferred taxes on foreign tax attributes (net)	5
Unrecognized Tax Benefits
Our unrecognized tax benefits were not material as of and for the years ended December 31, 2024, 2023, and 2022, and if recognized, would not significantly impact our effective tax rate. Further, these amounts are not expected to significantly increase or decrease within the next twelve months.
Total amounts of interest and penalties recognized
Interest and penalty expenses are recorded in Interest expense, net and Other, net, respectively, in the Consolidated Statements of Operations and Comprehensive Income. There was no material interest and penalty expense related to our tax positions for the years ended December 31, 2024, 2023, and 2022.
Description of tax years open to assessment by major jurisdiction

Major Jurisdiction	Open Years(a)
Federal consolidated income tax returns	2010-2023
Illinois unitary corporate income tax returns	2012-2023
Texas combined corporate income tax returns	2020-2023
New Jersey combined corporate income tax returns	2020-2023
Maryland separate corporate income tax returns	2021-2023
Massachusetts combined corporate income tax returns	2021-2023
New York combined corporate income tax returns	2019-2023
Pennsylvania separate corporate income tax returns	2021-2023
California combined corporate income tax returns	2010-2023
__________
(a)Tax years open to assessment include years when we were consolidated by Exelon. See discussion below under the Tax Matters Agreement for responsibility of taxes of these open years.
Constellation participates in the IRS Compliance Assurance Process which provides the opportunity to resolve complex tax matters with the IRS prior to filing its federal income tax returns with a goal to achieve certainty with respect to tax matters. Constellation entered the program for the 2024 tax year.
Other Tax Matters
Tax Matters Agreement
In connection with the separation, we entered a TMA with Exelon. The TMA governs the respective rights, responsibilities, and obligations between us and Exelon after the separation with respect to tax liabilities and benefits, tax attributes, tax returns, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns.
Responsibility and Indemnification for Taxes. As a former subsidiary of Exelon, we have joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods that we were included

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 13 — Income Taxes
in federal and state filings. However, the TMA specifies the portion of this tax liability for which we will bear contractual responsibility, and we and Exelon agreed to indemnify each other against any amounts for which such indemnified party is not responsible. Specifically, we will be liable for taxes due and payable in connection with tax returns that we are required to file. We will also be liable for our share of certain taxes required to be paid by Exelon with respect to taxable years or periods (or portions thereof) ending on or prior to the separation to the extent that we would have been responsible for such taxes under the Exelon tax sharing agreement then existing. As of December 31, 2024 and 2023, respectively, our Consolidated Balance Sheets reflect $39 million and $37 million in Other deferred credits and other liabilities, respectively, for tax liabilities where we maintain contractual responsibility to Exelon. There were no payables in Accounts payable and accrued expenses for both periods.
Tax Refunds and Attributes. The TMA provides for the allocation of certain pre-closing tax attributes between us and Exelon. Tax attributes will be allocated in accordance with the principles set forth in the existing Exelon tax sharing agreement, unless otherwise required by law. Under the TMA, we will be entitled to refunds for taxes for which we are responsible. In addition, it is expected that Exelon will have tax attributes that may be used to offset Exelon’s future tax liabilities. A significant portion of such attributes were generated by our business. As of December 31, 2024 and 2023, respectively, we had $138 million and $336 million in Other accounts receivable and $201 million and $178 million in Other deferred debits and other assets for the reclassified tax attributes expected to be utilized by Exelon after separation in accordance with the terms of the TMA.
14. Retirement Benefits
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
Benefit Obligations, Plan Assets, and Funded Status
As of February 1, 2022, we assumed from Exelon the PBO, APBO, and plan assets for our plan participants in connection with the separation. The defined benefit pension and OPEB plans were remeasured to determine the obligations and related plan assets to be transferred to us as of that date. The pension assets allocated to us were based on the rules prescribed by ERISA for transfers of assets in connection with a pension plan separation. A portion of the Exelon OPEB plan assets, which are held in VEBA trusts, were also allocated to us separately for each funding vehicle based on the ratio of the APBO assumed by us to the total APBO attributed to each funding vehicle. As a result of the remeasurement completed at separation we recognized $2,006 million (after-tax) in Accumulated other comprehensive income (loss) for actuarial losses and prior service costs that had accrued over the lives of the plans prior to separation, primarily based on our proportionate share of the total projected pension and OPEB obligations at Exelon prior to separation.
We use a December 31 measurement date for our pension and OPEB obligations and the related plan assets. The actuarial losses experienced upon remeasurement as of December 31, 2024 were offset against AOCI, net of deferred taxes. See the table below for changes associated with the pension valuation.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Retirement Benefits
The following tables provide a rollforward of the changes in the benefit obligations and plan assets for the years ended December 31, 2024 and 2023 for all plans combined:

	Pension Benefits		OPEB
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation as of the beginning of the year	$7,770	$7,275	$1,443	$1,360
Service cost	90	89	17	16
Interest cost	391	394	72	74
Plan participants' contributions	—	—	24	23
Actuarial loss (gain), net	(269)	368	12	99
Acquisition-related adjustments(a)	(9)	187	(1)	14
Settlements	(13)	—	—	—
Gross benefits paid	(563)	(543)	(145)	(143)
Benefit obligation as of the end of year	$7,397	$7,770	$1,422	$1,443
__________
(a)Pension and OPEB adjustments related to held for sale impacts of the settlement agreement entered into in 2024 and acquisition of STP in 2023, respectively. See Note 2 — Mergers, Acquisitions, and Dispositions for additional information.

	Pension Benefits		OPEB
	2024	2023	2024	2023
Change in plan assets:
Plan assets as of the beginning of year	$6,687	$6,660	$692	$734
Employer contributions	177	26	—	—
Plan participants' contributions	—	—	18	18
Actual return (loss) on plan assets	37	374	22	50
Acquisition-related adjustment(a)	(8)	170	—	—
Settlements	(13)	—	—	—
Gross benefits paid	(563)	(543)	(134)	(110)
Fair value of plan assets as of the end of year	$6,317	$6,687	$598	$692

Over (under) funded status (Plan assets less benefit obligations)	$(1,080)	$(1,083)	$(824)	$(751)
__________
(a)Pension and OPEB adjustments related to held for sale impacts of the settlement agreement in 2024 and the acquisition of STP in 2023, respectively. See Note 2 — Mergers, Acquisitions, and Dispositions for additional information.
We present our benefit obligations net of plan assets on our Consolidated Balance Sheets within the following line items:

	Pension Benefits		OPEB
	2024	2023	2024	2023
Other current liabilities	$(9)	$(13)	$(20)	$(19)
Pension and non-pension benefit obligations	(1,071)	(1,070)	(804)	(732)
The following table provides the ABO and fair value of plan assets for all pension plans with an ABO in excess of plan assets.

ABO in Excess of Plan Assets	December 31, 2024	December 31, 2023
ABO	$(7,225)	$(7,567)
Fair value of plan assets	6,317	6,687

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Retirement Benefits
Components of Net Periodic Benefit (Credit) Cost
See Note 1 — Basis of Presentation for additional information on where we report the service cost and other non-service cost (credit) components for all plans.
The following table presents the components of our net periodic benefit (credits) costs, prior to capitalization and co-owner allocations, for the years ended December 31, 2024, 2023 and 2022:

	Pension Benefits			OPEB			Total Pension Benefits and OPEB
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Components of net periodic benefit (credit) cost:
Service cost	$90	$89	$126	$17	$16	$25	$107	$105	$151
Non-service components of pension benefits & OPEB (credit) cost:
Interest cost	391	404	290	72	76	55	463	480	345
Expected return on assets	(506)	(520)	(565)	(42)	(45)	(55)	(548)	(565)	(620)
Amortization of:
Prior service (credit) cost	1	1	1	(6)	(10)	(7)	(5)	(9)	(6)
Actuarial (gain) loss	102	48	148	(9)	(12)	(1)	93	36	147
Settlement charges	6	—	6	—	—	—	6	—	6
Non-service components of pension benefits & OPEB credit (cost)	(6)	(67)	(120)	15	9	(8)	9	(58)	(128)
Net periodic benefit (credit) cost(a(b)	$84	$22	$6	$32	$25	$17	$116	$47	$23
__________
(a)Reflected above and in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023, and 2022, are pension benefit and OPEB service costs of $99 million, $94 million, and $131 million, respectively, and non-service costs (credits) of $8 million, ($54) million, and ($116) million, respectively.
(b)Our portion of the total net periodic benefit (credits) costs allocated to us from Exelon in January 2022 prior to separation was not material and remains in total Operating and maintenance expense.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Retirement Benefits
Components of AOCI
We recognize the overfunded or underfunded status of defined benefit pension and OPEB plans as an asset or liability on our balance sheet, with offsetting entries to AOCI. The following tables provide the pre-tax components of AOCI for the years ended December 31, 2024 and 2023, for all plans combined:

	Pension Benefits		OPEB
	2024	2023	2024	2023
Changes in plan assets and benefit obligations recognized in AOCI:
Current year actuarial (gain) loss	$202	$509	$33	$94
Amortization of actuarial (loss) gain	(102)	(46)	9	14
Amortization of prior service (cost) credit	(1)	(1)	6	6
Settlements	(6)	—	—	—
Total recognized in AOCI	$93	$462	$48	$114
The following table provides the components of gross accumulated other comprehensive income (loss) that have not been recognized as components of periodic benefit cost as of December 31, 2024 and 2023, for all plans combined:

	Pension Benefits		OPEB
	2024	2023	2024	2023
Prior service (credit) cost	$8	$9	$(18)	$(24)
Actuarial (gain) loss	3,080	2,985	(43)	(85)
Total	$3,088	$2,994	$(61)	$(109)
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
The resulting average remaining service periods for pension and OPEB as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Pension plans	11	12
OPEB plans:
Benefit Eligibility Age	8	8
Expected Retirement	9	8
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

Note 14 — Retirement Benefits
produces the same result as the spot rate curve. We utilize an analytical tool developed by our actuaries to determine the discount rates.
Expected Rate of Return. To determine the EROA, we use third-party expectations for future long-term capital market performance, weighted by our target asset class allocations.
Mortality. The mortality assumption is composed of a base table that represents the current expectation of life expectancy of the population adjusted by an improvement scale that attempts to anticipate future improvements in life expectancy. Upon remeasurement as of December 31, 2024 and December 31, 2023, we utilized the mortality tables and projection scales released by the SOA.
The following assumptions were used to determine the benefit obligations for the plans as of December 31, 2024 and December 31, 2023. Assumptions used to determine year-end benefit obligations are the assumptions used to estimate the subsequent year’s net periodic benefit costs.

	Pension Benefits		OPEB
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Discount rate(a)	5.66%	5.17%	5.63%	5.15%
Investment crediting rate(b)	5.72%	5.07%	N/A	N/A
Rate of compensation increase(c)	4.25%	4.25%	4.25%	4.25%
Mortality table	Pri-2012 table with MP-2021 improvement scale (adjusted)	Pri-2012 table with MP-2021 improvement scale (adjusted)	Pri-2012 table with MP-2021 improvement scale (adjusted)	Pri-2012 table with MP-2021 improvement scale (adjusted)
Healthcare cost trend on covered charges	N/A	N/A	7.00% initial, 5.00% ultimate	Initial and ultimate rate of 5.00%
__________
(a)The discount rates above represent the blended rates used to calculate the majority of Constellation's pension and OPEB costs.
(b)The investment crediting rate above represents a weighted average rate.
(c)Includes 4.25% average for the four-year period (2025-2028) and 3.75% average thereafter.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Retirement Benefits
The following assumptions were used to determine the net periodic benefit cost for the plans for the years ended December 31, 2024 and 2023.

	Pension Benefits		OPEB
	2024	2023	2024	2023
Discount rate(a)	5.17%	5.52%	5.15%	5.50%
Investment crediting rate(b)	5.07%	5.15%	N/A	N/A
Expected return on plan assets(c)	6.50%	6.50%	6.50%	6.51%
Rate of compensation increase(d)	4.25%	3.75%	4.25%	3.75%
Mortality table	Pri-2012 table with MP-2021 improvement scale (adjusted)	Pri-2012 table with MP-2021 improvement scale (adjusted)	Pri-2012 table with MP-2021 improvement scale (adjusted)	Pri-2012 table with MP-2021 improvement scale (adjusted)
Healthcare cost trend on covered charges	N/A	N/A	Initial and ultimate rate of 5.00%	Initial and ultimate rate of 5.00%
__________
(a)The discount rates above represent the blended rates used to calculate the majority of Constellation's pension and OPEB costs.
(b)The investment crediting rate above represents a weighted average rate.
(c)Applicable to our pension and OPEB plans with plan assets, with the OPEB rate representing a weighted average.
(d)Includes 4.25% average for the five-year period (2025-2028) and 3.75% average thereafter.
Contributions
We consider various factors when making qualified pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act, and management of the pension obligation. The Pension Protection Act requires the attainment of certain funding levels to avoid benefit restrictions (such as an inability to pay lump sums or to accrue benefits prospectively), and at-risk status (which triggers higher minimum contribution requirements and participant notification). The projected contributions below reflect a funding strategy to make levelized annual contributions to offset some of the growth of the liability (e.g., from service cost). Based on this funding strategy and current market conditions, which are both subject to change, we made our annual qualified pension contribution in February 2025.
Our non-qualified pension plans are not funded, given that they are not subject to statutory minimum contribution requirements. OPEB plans are also not subject to statutory minimum contribution requirements, though we have funded some of our plans. Annually, we evaluate whether additional funding for those plans is needed, and the OPEB values below reflect both plan contributions (if applicable) and benefit payments for unfunded plans.
The following table provides our contributions paid to our qualified pension plans, non-qualified pension plans, and OPEB plans for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Pension contributions(a)	$177	$26	$212
OPEB contributions	7	28	26
Total contributions	$184	$54	$238
__________
(a)In 2024 and 2023, our annual qualified pension contributions were $161 million and $21 million, respectively. The benefit payments to the non-qualified pension plans in 2024 and 2023 were not material.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Retirement Benefits
The following table provides our planned contributions to our qualified pension plans, non-qualified pension plans, and OPEB plans in 2025 (including our benefit payments related to unfunded plans):

	Qualified Pension Plans	Non-Qualified Pension Plans	OPEB	Total
Planned contributions	$163	$12	$20	$195
Estimated Future Benefit Payments
Estimated future benefit payments to participants over the next ten years in all pension and OPEB plans as of December 31, 2024 are as follows:

	Pension Benefits	OPEB
2025	$580	$122
2026	575	122
2027	584	122
2028	591	121
2029	586	120
2030 through 2034	2,870	571
Total estimated future benefits payments through 2034	$5,786	$1,178
Plan Assets
On a regular basis, we evaluate our investment strategy to ensure that plan assets will be sufficient to pay plan benefits when due. We have developed and implemented a liability hedging investment strategy for the majority of our qualified pension plans which has reduced the volatility of these pension assets relative to the associated pension obligations. We are likely to continue to gradually increase the liability hedging portfolios as the funded statuses of the plans improve. The overall objective is to achieve attractive risk-adjusted returns that will satisfy the liquidity requirements of the plans’ liabilities while striving to minimize the risk of significant losses. Trust assets for our OPEB plans are managed in a diversified investment strategy that prioritizes maximizing liquidity and returns while minimizing asset volatility.
Actual asset returns have an impact on the costs reported for the pension and OPEB plans. The actual asset returns across our pension and OPEB plans for the year ended December 31, 2024 were 0.70% and 6.80%, respectively, compared to an expected long-term return assumption of 6.50% and 6.50%, respectively. We used an EROA of 6.50% and 6.00% to estimate our 2025 pension and OPEB costs.
Our pension and OPEB plan target asset allocations as of December 31, 2024 and 2023 were as follows:

	December 31, 2024		December 31, 2023
Asset Category	Pension Benefits	OPEB	Pension Benefits	OPEB
Equity securities	21%	20%	21%	17%
Fixed income securities	54%	66%	54%	70%
Alternative investments(a)	25%	14%	25%	13%
Total	100%	100%	100%	100%
__________
(a)Alternative investments include private equity, hedge funds, real assets, and private credit.
We evaluated our pension and OPEB plans’ asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2024. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund. As of December 31, 2024, our pension and OPEB plans held no credit risk concentrations surpassing 10% of plan assets.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Retirement Benefits
Fair Value Measurements
The following table presents pension and OPEB plan assets measured and recorded at fair value as a net component of Pension and non-pension postretirement benefit obligations in our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Pension plan assets(a)
Cash equivalents	$170	$—	$—	$170	$192	$—	$—	$192
Equities(b)	1,041	—	—	1,041	598	—	—	598
Fixed income	675	1,795	—	2,470	740	2,137	—	2,877
Total assets measured at fair value	1,886	1,795	—	3,681	1,530	2,137	—	3,667
Assets measured at NAV	—	—	—	2,869	—	—	—	3,283
Pension plan assets subtotal	1,886	1,795	—	6,550	1,530	2,137	—	6,950

OPEB plan assets(a)
Cash equivalents	18	—	—	18	—	—	—	—
Equities	96	—	—	96	232	—	—	232
Fixed income	132	39	—	171	62	94	—	156
Total assets measured at fair value	246	39	—	285	294	94	—	388
Assets measured at NAV	—	—	—	309	—	—	—	304
OPEB plan assets subtotal	246	39	—	594	294	94	—	692
Total pension and OPEB plan assets(c)	$2,132	$1,834	$—	$7,144	$1,824	$2,231	$—	$7,642
__________
(a)See Note 17 — Fair Value of Financial Assets and Liabilities for a description of levels within the fair value hierarchy.
(b)Includes total derivative assets and liabilities that are not material, which have total notional amounts of $2,635 million and $2,001 million as of December 31, 2024 and 2023, respectively. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the fiscal years ended and do not represent the amount of the company’s exposure to credit or market loss.
(c)Excludes net liabilities of $229 million and $263 million as of December 31, 2024 and 2023, respectively. These items are required to reconcile to the fair value of net plan assets and consist primarily of receivables or payables related to pending securities sales and purchases, and interest and dividends receivable.
There were no assets or liabilities valued at level 3 for the year ended December 31, 2024. The following table presents the reconciliation of Level 3 assets and liabilities measured at fair value for pension and OPEB plans for the year ended December 31, 2023:

Pension Assets	Fixed Income	Private Equity	Total
Balance as of January 1, 2023	$8	$180	$188
Actual return on plan assets:
Relating to assets still held as of the reporting date	—	12	12
Relating to assets sold during the period	—	(13)	(13)
Purchases and settlements:
Purchases	—	8	8
Settlements(a)	—	(187)	(187)
Transfers out of Level 3	(8)	—	(8)
Balance as of December 31, 2023	$—	$—	$—
__________
(a)Represents cash settlements only.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Retirement Benefits
Valuation Techniques Used to Determine Fair Value
The techniques used to determine the fair value of the pension and OPEB assets invested in cash equivalents, equities, fixed income, derivatives, private equity, real assets, and private credit investments are the same as the valuation techniques for these types of investments in the NDT funds. See Cash Equivalents and NDT Fund Investments in Note 17 — Fair Value of Financial Assets and Liabilities for further information.
Pension and OPEB assets also include investments in hedge funds. Hedge fund investments include those that employ a broad range of strategies to enhance returns and provide additional diversification. The fair value of hedge funds is determined using NAV or its equivalent as a practical expedient, and therefore, hedge funds are not classified within the fair value hierarchy. We have the ability to redeem these investments at NAV or its equivalent subject to certain restrictions, which may include a lock-up period or a gate.
Defined Contribution Savings Plan
We sponsor the Constellation Employee Savings Plan, a 401(k) defined contribution savings plan. The plan allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. We match a percentage of the employee contributions up to certain limits. In addition, certain employees are eligible for a fixed non-discretionary employer contribution in lieu of a pension benefit. The employer contributions to the savings plan were $117 million, $106 million, and $90 million for the years ended December 31, 2024, 2023, and 2022, respectively.
15. Derivative Financial Instruments
We use derivative instruments to manage commodity price risk, interest rate risk, and foreign exchange risk related to ongoing business operations.
Authoritative guidance requires that derivative instruments be recognized as either assets or liabilities at fair value, with changes in fair value of the derivative recognized in earnings immediately. Other accounting treatments are available through special election and designation, provided they meet specific, restrictive criteria both at the time of designation and on an ongoing basis. These alternative permissible accounting treatments include NPNS, cash flow hedges, and fair value hedges. All derivative instruments, excluding NPNS and cash flow hedges, are recorded at fair value through earnings. For all NPNS derivative instruments, accounts receivable or accounts payable are recorded when derivatives settle, and revenue or expense is recognized in earnings as the underlying physical commodity is delivered.
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
Our use of cash collateral is generally unrestricted unless we were downgraded below investment grade. As our senior unsecured debt rating is currently rated at BBB+ and Baa1 by S&P and Moody's, respectively, it would take a three-notch downgrade by S&P or Moody's for our rating to go below investment grade.
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

Note 15 — Derivative Financial Instruments
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
In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on owned and contracted generation positions that have not been hedged. Beginning in 2024, our existing nuclear fleet is eligible for the nuclear PTC provided by the IRA, an important tool in managing commodity price risk for each nuclear unit not already receiving state support. The nuclear PTC provides increasing levels of support as unit revenues decline below levels established in the IRA and is further adjusted for inflation after 2024 through the duration of the program based on the GDP price deflator for the preceding calendar year. See Note 6 — Government Assistance for additional information on the nuclear PTC.
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
Additionally, we are exposed to certain market risks through our proprietary trading activities. The proprietary trading activities are a complement to our energy marketing portfolio but represent a small portion of our overall energy marketing activities and are subject to limits established by the Executive Committee. Proprietary trading includes all contracts executed with the intent of benefiting from shifts or changes in market prices as opposed to those executed with the intent of hedging or managing risk. Gains and losses associated with proprietary trading are reported as Operating revenues in the Consolidated Statements of Operations and Comprehensive Income and are included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows. For the years ended December 31, 2024, 2023, and 2022, net pre-tax commodity mark-to-market gains and losses associated with proprietary trading activities were not material.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Derivative Financial Instruments
The following tables provide a summary of the derivative fair value balances recorded as of December 31, 2024 and 2023:

December 31, 2024	Economic Hedges	Proprietary Trading	Collateral (a)(b)	Netting(a)	Total
Mark-to-market derivative assets (current)	$5,518	$—	$152	$(4,860)	$810
Mark-to-market derivative assets (noncurrent)	3,672	—	120	(3,421)	371
Total mark-to-market derivative assets	9,190	—	272	(8,281)	1,181
Mark-to-market derivative liabilities (current)	(5,498)	—	173	4,860	(465)
Mark-to-market derivative liabilities (noncurrent)	(3,961)	—	141	3,421	(399)
Total mark-to-market derivative liabilities	(9,459)	—	314	8,281	(864)
Total mark-to-market derivative net assets (liabilities)	$(269)	$—	$586	$—	$317

December 31, 2023
Mark-to-market derivative assets (current)	$7,927	$2	$703	$(7,472)	$1,160
Mark-to-market derivative assets (noncurrent)	3,345	—	330	(2,682)	993
Total mark-to-market derivative assets	11,272	2	1,033	(10,154)	2,153
Mark-to-market derivative liabilities (current)	(9,019)	(2)	922	7,472	(627)
Mark-to-market derivative liabilities (noncurrent)	(3,545)	—	445	2,682	(418)
Total mark-to-market derivative liabilities	(12,564)	(2)	1,367	10,154	(1,045)
Total mark-to-market derivative net assets (liabilities)	$(1,292)	$—	$2,400	$—	$1,108
_________
(a)We net all available amounts allowed in our Consolidated Balance Sheets in accordance with authoritative guidance for derivatives. These amounts include unrealized derivative transactions with the same counterparty under legally enforceable master netting agreements and cash collateral.
(b)Includes $351 million and $1,712 million of variation margin posted on the exchanges as of December 31, 2024 and 2023, respectively.
Economic Hedges (Commodity Price Risk)
For the years ended December 31, 2024, 2023, and 2022, we recognized the following net pre-tax commodity mark-to-market gains (losses), which are also included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.

	For the Years Ended December 31,
Income Statement Location	2024	2023	2022
Operating revenues	$313	$1,402	$(1,193)
Purchased power and fuel	963	(2,368)	167
Total	$1,276	$(966)	$(1,026)
Interest Rate and Foreign Exchange Risk
We utilize interest rate swaps to manage our interest rate exposure and foreign currency derivatives to manage foreign exchange rate exposure associated with international commodity purchases in currencies other than U.S. dollars, both of which are treated as economic hedges. The notional amounts were $592 million and $562 million as of December 31, 2024 and 2023, respectively.
The mark-to-market derivative assets and liabilities for the years ended December 31, 2024 and 2023 and the mark-to-market gains and losses associated with management of interest rate and foreign currency risk for the years ended December 31, 2024, 2023, and 2022 were not material. The mark-to-market gains and losses associated with management of interest rate and foreign currency exchange rate risk are also included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Derivative Financial Instruments
Credit Risk
We would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts as of the reporting date.
For commodity derivatives, we enter enabling agreements that allow for payment netting with our counterparties, which reduces our exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. Typically, each enabling agreement is for a specific commodity and, with respect to each individual counterparty, netting is limited to transactions involving that specific commodity product, except where master netting agreements exist with a counterparty that allows for cross product netting. In addition to payment netting language in the enabling agreement, our credit department establishes credit limits, margining thresholds and collateral requirements for each counterparty, which are defined in the derivative contracts. Counterparty credit limits are based on an internal credit review process that considers a variety of factors, including the results of a scoring model, leverage, liquidity, profitability, credit ratings by credit rating agencies, and other risk management criteria. To the extent that a counterparty’s margining thresholds are exceeded, the counterparty is required to post collateral with us, as specified in each enabling agreement. Our credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.
The following tables provide information on the credit exposure for all derivative instruments, NPNS and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of December 31, 2024. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The amounts in the tables below exclude credit risk exposure from individual retail counterparties and exposure through RTOs, ISOs, as well as NYMEX, ICE, NASDAQ, NGX, and Nodal commodity exchanges.

Rating as of December 31, 2024	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$842	$10	$832	—	$—
Non-investment grade	25	3	22	—	—
No external ratings
Internally rated — investment grade	178	2	176	—	—
Internally rated — non-investment grade	137	27	110	—	—
Total	$1,182	$42	$1,140	—	$—
__________
(a)As of December 31, 2024, credit collateral held from counterparties where we had credit exposure included $3 million of cash and $39 million of letters of credit.

Net Credit Exposure by Type of Counterparty	As of December 31, 2024
Investor-owned utilities, marketers, power producers	$899
Energy cooperatives and municipalities	108
Financial Institutions	62
Other	71
Total	$1,140
Credit-Risk-Related Contingent Features
As part of the normal course of business, we routinely enter physically or financially settled contracts for the purchase and sale of capacity, electricity, fuels, emissions allowances, and other energy-related products. Certain of our derivative instruments contain provisions that require us to post collateral. We also enter commodity transactions on exchanges where the exchanges act as the counterparty to each trade. Transactions on the exchanges must adhere to comprehensive collateral and margining requirements. This collateral may be

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Derivative Financial Instruments
posted in the form of cash or credit support with thresholds contingent upon our credit ratings from S&P and Moody's. The collateral and credit support requirements vary by contract and by counterparty. These credit-risk-related contingent features stipulate that if we were to be downgraded or lose our investment grade credit ratings (based on our senior unsecured debt rating), we would be required to provide additional collateral. This incremental collateral requirement allows for the offsetting of derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master netting agreements. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. In this case, we believe an amount of several months of future payments (e.g., capacity payments) rather than a calculation of fair value is a reasonable estimate for the contingent collateral obligation, which has been factored into the disclosure below.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

	As of December 31,
Credit-Risk-Related Contingent Features	2024	2023
Gross fair value of derivative contracts containing this feature	$(1,346)	$(1,894)
Offsetting fair value of contracts under master netting arrangements	602	925
Net fair value of derivative contracts containing this feature	$(744)	$(969)
As of December 31, 2024 and 2023, we posted or held the following amounts of cash collateral and letters of credit on derivative contracts with external counterparties, after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

	As of December 31,
	2024	2023
Cash collateral posted(a)	$635	$2,449
Letters of credit posted(a)	890	777
Cash collateral held(a)	49	64
Letters of credit held(a)	91	61
Additional collateral required in the event of a credit downgrade below investment grade (at BB+/Ba1)(b)(c)(d)	1,949	1,914
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
(d)A loss of investment grade credit rating would require a three-notch downgrade from their current levels of BBB+ and Baa1 at S&P and Moody's, respectively.
We routinely enter supply forward contracts with certain utilities with one-sided collateral postings only from us. If market prices fall below the benchmark price levels in these contracts, the utilities are not required to post collateral. However, when market prices rise above the benchmark price levels, we are required to post collateral once certain unsecured credit limits are exceeded.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Debt and Credit Agreements
16. Debt and Credit Agreements
Short-Term Borrowings
We meet our short-term liquidity requirements primarily through the issuance of commercial paper. We may use our credit facility for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit.
Credit Agreements
In February 2022, we entered into a credit agreement establishing a $3.5 billion five-year revolving credit facility (RCF) at a variable interest rate of SOFR plus 1.275% and we entered into a $1 billion five-year liquidity facility with the primary purpose of supporting our letter of credit issuances. In June 2024, we amended the RCF to increase the available aggregate commitment to $4.5 billion and extend the maturity date from January 2027 to June 2029. The RCF may be drawn down in the form of loans and/or to support commercial paper and letters of credit issuances.
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
Accounts Receivable Facility
In December 2024, we amended the Facility to provide NER access to revolving loans from a number of financial institutions (Lenders) secured by certain customer accounts receivable. As part of the amendment, the maximum funding limit of the of the Facility was increased from $1.1 billion to $1.5 billion and the maturity date was extended to December 2027. Under previous terms of the Facility, certain customer accounts receivable were sold to the Purchasers. Immediately following the amendment, all receivables previously sold were assigned back to us and receivables will no longer be sold to the Purchasers under the amendment. Subsequent to the amendment, draws and repayments related to the Facility will be reflected as Proceeds from short-term borrowings and Repayments of short-term borrowings, respectively, in the Consolidated Statements of Cash Flows. Draws on the facility bear interest at a commercial paper rate or a Daily One Month Term SOFR or Term SOFR rate, plus an adder of 0.10% per annum. Interest is payable monthly. There were no draws on the Facility as of December 31, 2024.
The amended Facility requires the balance of eligible receivables to be maintained at or above the balance of cash proceeds received from the Lenders. To the extent the eligible receivables decrease below such balance, we are required to repay cash to the Lenders. When eligible receivables exceed cash proceeds, we have the ability to increase the cash proceeds received up to the maximum funding limit.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Debt and Credit Agreements
As of December 31, 2024 and 2023 we had the following aggregate bank commitments, credit facility borrowings and available capacity under our respective credit facilities:

December 31, 2024
Facility Type	Aggregate Bank Commitment	Facility Draws	Outstanding Letters of Credit	Outstanding Commercial Paper(a)	Total Available Capacity
Revolving Credit Facility	$4,500	$—	$51	$—	$4,449
Bilaterals(b)	1,850	—	1,095	—	755
Accounts Receivable Facility	1,500	—	—	—	1,500
Liquidity Facility	971	—	907	—	21	(c)
Project Finance	137	—	120	—	17
Total	$8,958	$—	$2,173	$—	$6,742

December 31, 2023
Revolving Credit Facility	$3,500	$—	$60	$1,107	$2,333
Bilaterals	1,500	—	878	—	622
Liquidity Facility	971	—	720	—	191	(c)
Project Finance	137	—	117	—	20
Total	$6,108	$—	$1,775	$1,107	$3,166
__________
(a)Our commercial paper program is supported by the revolving credit agreement. In order to maintain our commercial paper program in the amounts indicated above, we must have a credit facility in place, at least equal to the amount of our commercial paper program. As of December 31, 2024 and 2023, the maximum program size of our commercial paper program was $4.5 billion and $3.5 billion, respectively. We do not issue commercial paper in an aggregate amount exceeding the then available capacity under our credit facility. There were no commercial paper borrowings outstanding as of December 31, 2024. The weighted average interest rate on commercial paper borrowings was 5.66% as of December 31, 2023.
(b)Refer to table below for additional information on our bilateral credit agreements.
(c)The maximum amount of the bank commitment is not to exceed $971 million. The aggregate available capacity of the facility is subject to market fluctuations based on the value of U.S Treasury Securities which determines the amount of collateral held in the trust. We may post additional collateral to borrow up to the maximum bank commitment. As of December 31, 2024 and 2023, without posting additional collateral, the actual availability of facility, prior to outstanding letters of credit was $928 million and $911 million, respectively.
Bilateral Credit Agreements
The following table reflects the bilateral credit agreements at December 31, 2024:

Date Initiated(b)	Latest Amendment Date	Maturity Date(a)	Amount
January 2016	April 2023	April 2026	$150
October 2019	N/A	N/A	200
November 2019	N/A	N/A	300
November 2019	N/A	N/A	100
November 2019	June 2024	June 2026	100
May 2020	March 2023	N/A	300
August 2022	N/A	N/A	50
March 2023	N/A	March 2025	100
December 2023	N/A	N/A	200
March 2024	N/A	N/A	200
May 2024	N/A	N/A	150
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Debt and Credit Agreements
In January 2025, we initiated a new bilateral credit agreement for $200 million, with no maturity date.
Short-Term Loan Agreements
As of December 31, 2024 and 2023, we had the following short-term loan agreements:

Month Initiated	Interest Rate	Maturity	Outstanding Amount as of December 31, 2024	Outstanding Amount as of December 31, 2023
January 2023	1-month SOFR + 0.80%	January 2024	$—	$100
February 2023	1-month SOFR + 1.05%	February 2024	—	400
Long-Term Debt
The following table presents the outstanding long-term debt as of December 31, 2024 and 2023:

					December 31,
	Rates			Maturity Date	2024	2023
Long-term debt
Senior unsecured notes	3.25%	-	6.50%	2025 - 2054	$6,588	$5,688
Tax-exempt notes	4.10%	-	4.45%	2025 - 2053(a)	435	435
Notes payable and other	2.20%	-	6.10%	2025 - 2034	51	34
Nonrecourse debt:
Fixed rates	2.29%	-	6.00%	2031 - 2037	720	780
Variable rates	6.76%	-	8.58%	2026 - 2027	680	740
Total long-term debt					8,474	7,677
Unamortized debt discount and premium, net					(4)	(4)
Unamortized debt issuance costs					(58)	(56)
Long-term debt due within one year					(1,028)	(121)
Long-term debt					$7,384	$7,496
________
(a)The Tax-exempt notes have a maturity date of March 2025 to April 2053, and a mandatory purchase date that ranges from March 2025 to June 2029.
Long-term debt maturities in the periods 2025 through 2029 and thereafter are as follows:

2025	$1,028
2026	114
2027	691
2028	847
2029	156
2030 and thereafter	5,638
Total	$8,474
Debt Covenants
As of December 31, 2024, we are in compliance with all debt covenants.
Nonrecourse Debt
We have also issued nonrecourse debt, for which approximately $2 billion of generating assets have been pledged as collateral as of both December 31, 2024 and 2023, respectively. Borrowings under these agreements

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Debt and Credit Agreements
are secured by the assets and equity of each respective project. The lenders do not have recourse against us in the event of a default. If a specific project financing entity does not maintain compliance with its specific nonrecourse debt covenants, there could be a requirement to accelerate repayment of the associated debt or other borrowings earlier than the stated maturity dates. In these instances, if such repayment was not satisfied, the lenders or security holders would generally have rights to foreclose against the project-specific assets and related collateral. The potential requirement to satisfy the associated debt or other borrowings earlier than otherwise anticipated could lead to impairments due to a higher likelihood of disposing of the respective project-specific assets significantly before the end of their useful lives.
Antelope Valley Solar Ranch One. In December 2011, the DOE Loan Programs Office issued a guarantee for up to $646 million for a nonrecourse loan from the Federal Financing Bank to support the financing of the construction of the Antelope Valley facility. The project became fully operational in 2014. The loan will mature in January 2037. Interest rates on the loan were fixed upon each advance at a spread of 37.5 basis points above U.S. Treasuries of comparable maturity. The advances were completed in December 2015 and the outstanding loan balance bears interest at an average blended interest rate of 2.82%. As of December 31, 2024 and 2023, approximately $365 million and $390 million were outstanding, respectively. In addition, we have issued letters of credit to support the equity investment in the project, with $36 million outstanding as of December 31, 2024 and 2023. In December 2017, our interests in Antelope Valley were contributed to and are pledged as collateral for the CR financing structures referenced below.
Continental Wind, LLC. In September 2013, Continental Wind, our indirect subsidiary, completed the issuance and sale of $613 million senior secured notes. Continental Wind owns and operates a portfolio of wind farms in Idaho, Kansas, Michigan, Oregon, New Mexico and Texas with a total net capacity of 667 MWs. The net proceeds were distributed to us for general business purposes. The notes are scheduled to mature in February 2033. The notes bear interest at a fixed rate of 6.00% with interest payable semi-annually. As of December 31, 2024 and 2023, approximately $290 million and $315 million were outstanding, respectively.
In addition, Continental Wind has a $128 million letter of credit facility and $4 million working capital revolver facility. Continental Wind has issued letters of credit to satisfy certain of its credit support and security obligations. As of December 31, 2024 and 2023, the Continental Wind letter of credit facility had $119 million and $116 million in letters of credit outstanding related to the project, respectively.
In 2017, our interests in Continental Wind were contributed to CRP, whose assets were contributed to and are pledged as collateral for the CR financing structure referenced below.
Renewable Power Generation. In March 2016, RPG, our indirect subsidiary, issued $150 million aggregate principal amount of nonrecourse senior secured notes. The net proceeds were distributed to us for paydown of long-term debt obligations at Sacramento PV Energy and Constellation Solar Horizons and for general business purposes. The loan is scheduled to mature in March 2035. The term loan bears interest at a fixed rate of 4.11% payable semi-annually. As of December 31, 2024 and 2023, approximately $60 million and $70 million were outstanding, respectively. In 2017, our interests in RPG were contributed to CRP, whose assets were contributed to and are pledged as collateral for the CR financing structure referenced below.
Constellation Renewables. In December 2020, CR entered into a financing agreement for a $750 million nonrecourse senior secured term loan credit facility, scheduled to mature in December 2027. Beginning in July 2024, the term loan bears interest at a variable rate equal to 3-month SOFR + 2.25%, subject to a 1% SOFR floor with interest payable quarterly. Redemptions from June 2023 through June 2024 were based on 3-month SOFR + 2.76%. Redemptions prior to June 2023 were based on LIBOR + 2.50%. In addition to the financing, CR entered interest rate swaps to manage a portion of the interest rate exposure in connection with the financing. The swap had an initial notional amount of $516 million and fixed the 3-month LIBOR at 1.05%. Beginning in June 2023, the swap fixed the 3-month SOFR at 0.8295%. The swap expired in December 2024. In January 2024, CR entered an additional interest rate swap to manage a portion of the interest rate exposure in connection with the financing. The swap had a notional amount of $120M and fixed the 3-month SOFR to 3.98%.
Our interests in CRP and Antelope Valley are contributed to and pledged as collateral for this financing. As of December 31, 2024 and 2023, $630 million and $650 million was outstanding, respectively. See Note 21 — Variable Interest Entities for additional information on CRP and Note 15 — Derivative Financial Instruments for additional information on interest rate swaps.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Debt and Credit Agreements
West Medway II, LLC. In May 2021, West Medway II, LLC (West Medway II), our indirect subsidiary, entered into a financing agreement for a $150 million nonrecourse senior secured term loan credit facility with a maturity date in March 2026. Beginning in May 2023, the term loan bears interest at a variable rate equal to 1-month SOFR plus the variable interest rate of 2.975% - 3.225%, paid quarterly. Redemptions prior to May 2023 were based on LIBOR + 2.875%. In addition to the financing, West Medway II entered interest rate swaps to manage a portion of the interest rate exposure in connection with the financing. The swaps had an initial notional amount of $113 million and fixed the 1-month LIBOR at 0.61%. Beginning in May 2023, the swap fixed the 1-month SOFR at 0.5365%. We used the net proceeds for general corporate purposes. Our interests in West Medway II, were pledged as collateral for this financing. As of December 31, 2024 and 2023, approximately $50 million and $85 million was outstanding, respectively. See Note 15 — Derivative Financial Instruments for additional information on interest rate swaps.
17. Fair Value of Financial Assets and Liabilities
We measure and classify fair value measurements in accordance with the hierarchy as defined by GAAP. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:
•Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to liquidate as of the reporting date
•Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data
•Level 3 — unobservable inputs, such as internally developed pricing models or third-party valuations for the asset or liability due to little or no market activity for the asset or liability
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of our long-term debt and the SNF obligation as of December 31, 2024 and 2023. We have no financial liabilities classified as Level 1.
The carrying amounts of the short-term liabilities as presented in the Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	December 31, 2024				December 31, 2023
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year	$8,412	$7,805	$716	$8,521	$7,617	$7,140	$774	$7,914
SNF Obligation	1,366	1,278	—	1,278	1,296	1,222	—	1,222

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities
We use the following methods and assumptions to estimate fair value of our financial liabilities recorded at carrying cost:

Type	Level	Valuation
Long-term Debt, including amounts due within one year
Taxable Debt Securities	2	The fair value is determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves. We obtain credit spreads based on trades of our existing debt securities as well as other issuers in the utility sector with similar credit ratings. The yields are then converted into discount rates of various tenors that are used for discounting the respective cash flows of the same tenor for each bond or note.
Variable Rate Financing Debt	2	Debt rates are reset on a regular basis and the carrying value approximates fair value.
Government-Backed Fixed Rate Project Financing Debt	3	The fair value is similar to the process for taxable debt securities. Due to the lack of market trading data on similar debt, the discount rates are derived based on the original loan interest rate spread to the applicable U.S. Treasury rate as well as a current market curve derived from government-backed securities.
Non-Government-Backed Fixed Rate Nonrecourse Debt	3	Fair value is based on market and quoted prices for its own and other nonrecourse debt with similar risk profiles. Given the low trading volume in the nonrecourse debt market, the price quotes used to determine fair value will reflect certain qualitative factors, such as market conditions, investor demand, new developments that might significantly impact the project cash flows or off-taker credit, and other circumstances related to the project.
SNF Obligation
SNF Obligation	2
The carrying amount is derived from a contract with the DOE to provide for disposal of SNF from certain of our nuclear generating stations. See Note 18 — Commitments and Contingencies for further details. When determining the fair value of the obligation, the future carrying amount of the SNF obligation is calculated by compounding the current book value of the SNF obligation at the 13-week U.S. Treasury rate. The compounded obligation amount is discounted back to present value using our discount rate, which is calculated using the same methodology as described above for the taxable debt securities, and an estimated maturity date of 2040 and 2035 for the years ended December 31, 2024 and 2023, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2024 and 2023:

	As of December 31, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$120	$—	$—	$120	$42	$—	$—	$42
NDT fund investments
Cash equivalents(b)	187	163	—	350	356	87	—	443
Equities	5,230	1,897	—	7,127	4,574	1,990	1	6,565
Fixed income	2,089	1,462	368	3,919	2,043	1,523	277	3,843
Private credit	—	—	134	134	—	—	151	151
Assets measured at NAV	—	—	—	5,791	—	—	—	5,396
NDT fund investments subtotal(c)	7,506	3,522	502	17,321	6,973	3,600	429	16,398
Rabbi trust investments	58	41	1	100	48	33	1	82
Investments in equities	389	—	—	389	372	—	—	372
Mark-to-market derivative assets
Economic hedges	1,278	5,306	2,641	9,225	2,330	5,821	3,143	11,294
Proprietary trading	—	—	—	—	—	—	2	2
Effect of netting and allocation of collateral	(1,097)	(4,790)	(2,123)	(8,010)	(1,996)	(5,195)	(1,931)	(9,122)
Mark-to-market derivative assets subtotal	181	516	518	1,215	334	626	1,214	2,174
DPP consideration	—	—	—	—	—	1,216	—	1,216
Total assets measured at fair value	8,254	4,079	1,021	19,145	7,769	5,475	1,644	20,284

Liabilities
Mark-to-market derivative liabilities
Economic hedges	(1,222)	(5,462)	(2,778)	(9,462)	(2,681)	(7,154)	(2,736)	(12,571)
Proprietary trading	—	—	—	—	—	—	(2)	(2)
Effect of netting and allocation of collateral	1,180	5,157	2,259	8,596	2,587	6,542	2,393	11,522
Mark-to-market derivative liabilities subtotal	(42)	(305)	(519)	(866)	(94)	(612)	(345)	(1,051)
Deferred compensation obligation	—	(93)	—	(93)	—	(69)	—	(69)
Total liabilities measured at fair value	(42)	(398)	(519)	(959)	(94)	(681)	(345)	(1,120)
Total net assets	$8,212	$3,681	$502	$18,186	$7,675	$4,794	$1,299	$19,164
__________
(a)CEG Parent has $130 million and $54 million of Level 1 cash equivalents as of December 31, 2024 and 2023, respectively. We exclude cash of $2,924 million and $349 million, and restricted cash of $71 million and $49 million, as of December 31, 2024 and 2023, respectively. CEG Parent has excluded an additional $4 million and $2 million of cash as of December 31, 2024 and 2023, respectively.
(b)Includes net liabilities of $148 million and $115 million as of December 31, 2024 and 2023, respectively, which consist of receivables related to pending securities sales, interest and dividend receivables, repurchase agreement obligations, and payables related to pending securities purchases. The repurchase agreements are generally short-term in nature with durations generally of 30 days or less.
(c)Includes total NDT derivative assets and liabilities that are not material, which have total notional amounts of $1,119 million and $948 million as of December 31, 2024 and 2023, respectively. The notional principal amounts provide one measure of the transaction volume outstanding as of the periods ended and do not represent the amount of our exposure to credit or market loss.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities
As of December 31, 2024, our NDTs have outstanding commitments to invest in private credit, private equity, and real assets of $482 million, $311 million, and $791 million, respectively. These commitments will be funded by our existing NDT funds.
Equity Security Investments without Readily Determinable Fair Values. We hold investments without readily determinable fair values with carrying amounts of $150 million and $103 million as of December 31, 2024 and 2023, respectively. Changes in fair value, cumulative adjustments, and impairments were not material for the years ended December 31, 2024 and 2023.
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024
	NDT Fund Investments	Mark-to-Market Derivatives		Rabbi Trust Investments	Total
Balance as of January 1, 2024	$429	$869		$1	$1,299
Total realized / unrealized gains (losses)
Included in net income (loss)	5	(861)	(a)	—	(856)
Included in Payables related to Regulatory Agreement Units	16	—		—	16
Change in collateral	—	(325)		—	(325)
Purchases, sales, issuances and settlements
Purchases	66	61		—	127
Sales	—	(83)		—	(83)
Settlements	(15)	29		—	14
Transfers into Level 3	1	44	(b)	—	45
Transfers out of Level 3	—	265	(b)	—	265
Balance as of December 31, 2024	$502	$(1)		$1	$502
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of December 31, 2024	$5	$(126)		$—	$(121)

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

	For the Year Ended December 31, 2023
	NDT Fund Investments	Mark-to-Market Derivatives		Rabbi Trust Investments	Total
Balance as of January 1, 2023	$423	$219		$1	$643
Total realized / unrealized gains (losses)
Included in net income (loss)	2	171	(a)	—	173
Included in Payables related to Regulatory Agreement Units	10	—		—	10
Change in collateral	—	243		—	243
Purchases, sales, issuances and settlements
Purchases	—	160		—	160
Sales	1	(29)		—	(28)
Settlements	(7)	32		—	25
Transfers into Level 3	—	46	(b)	—	46
Transfers out of Level 3	—	27	(b)	—	27
Balance as of December 31, 2023	$429	$869		$1	$1,299
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of December 31, 2023	$2	$1,194		$—	$1,196
__________
(a)Includes a reduction of ($706) million and ($991) million for realized gains due to the settlement of derivative contracts for the years ended December 31, 2024 and 2023, respectively.
(b)Transfers into and out of Level 3 generally occur when the contract tenor becomes less and more observable, respectively, primarily due to changes in market liquidity or assumptions for certain commodity contracts.
The following table presents the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2024, 2023, and 2022:

	Operating Revenues			Purchased Power and Fuel			Other, net
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Total gains (losses) included in net income	$(539)	$706	$(860)	$(293)	$(503)	$5	$5	$2	$(4)
Total unrealized gains (losses)	207	1,673	(1,330)	(333)	(479)	65	5	2	(2)
Valuation Techniques Used to Determine Fair Value
Cash Equivalents. Investments with original maturities of three months or less when purchased, including mutual and money market funds, are considered cash equivalents. The fair values are based on observable market prices and, therefore, are included in the recurring fair value measurements hierarchy as Level 1.
NDT Fund Investments. The trust fund investments have been established to satisfy our nuclear decommissioning obligations as required by the NRC. The NDT funds hold debt and equity securities directly and indirectly through commingled funds and mutual funds, which are included in equities and fixed income. Our NDT fund investments policies outline investment guidelines for the trusts and limit the trust funds’ exposures to investments in highly illiquid markets and other alternative investments, including private credit, private equity, and real assets. Investments with maturities of three months or less when purchased, including certain short-term fixed income securities are considered cash equivalents and included in the recurring fair value measurements hierarchy as Level 1 or Level 2.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities
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

Note 17 — Fair Value of Financial Assets and Liabilities
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
Real assets. These investments are funds with a direct investment in pools of real estate properties or infrastructure assets. These funds are reported by the fund manager and are generally based on independent appraisals of the underlying investments from sources with professional qualifications, typically using a combination of market-based comparable data and discounted cash flows. These valuation inputs are unobservable. Certain real asset investments cannot be redeemed and are generally liquidated over a period of 8 to 25 years from the initial investment date, which is based on our understanding of the investment funds. The remaining liquid real asset investments are generally redeemable from the investment vehicle quarterly, with 30 to 90 days of notice. The fair value of real asset investments is determined using NAV or its equivalent as a practical expedient, and therefore, these investments are not classified within the fair value hierarchy.
We evaluated our NDT portfolios for the existence of significant concentrations of credit risk as of December 31, 2024. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund. As of December 31, 2024, there were no significant concentrations (generally defined as greater than 10 percent) of risk in the NDT assets.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities
Deferred Purchase Price Consideration. We had DPP consideration for the sale of certain receivables of retail electricity. This amount was valued based on the sales price of the receivables net of allowance for credit losses (see Note 1 — Basis of Presentation for additional details on our policy for credit losses). Since the DPP consideration was based on the sales price of the receivables, it was categorized as Level 2 in the fair value hierarchy. See Note 7 — Accounts Receivable for additional information on the sale of certain customer accounts receivables.
Mark-to-Market Derivatives. Derivative contracts are traded in both exchange-based and non-exchange-based markets. Exchange-based derivatives that are valued using unadjusted quoted prices in active markets are categorized in Level 1 in the fair value hierarchy. Certain derivatives’ pricing is verified using indicative price quotations available through brokers, over-the-counter, or exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask, mid-point prices and are obtained from sources that we believe provide the most liquid market for the commodity. The price quotations are reviewed and corroborated to ensure the prices are observable and representative of an orderly transaction between market participants. This includes consideration of actual transaction volumes, market delivery points, bid-ask spreads, and contract duration. The remainder of derivative contracts are valued using the Black model, an industry standard option valuation model. The Black model considers inputs such as contract terms, including maturity, and market parameters, including assumptions of the future prices of energy, interest rates, volatility, credit worthiness, and credit spread. For derivatives that trade in liquid markets, such as generic forwards, swaps, and options, model inputs are generally observable. Such instruments are categorized in Level 2. Our derivatives are predominantly at liquid trading points. For derivatives that trade in less liquid markets with limited pricing information, model inputs generally would include both observable and unobservable inputs. These valuations may include an estimated basis adjustment from an illiquid trading point to a liquid trading point for which active price quotations are available. Such instruments are categorized in Level 3.
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
For commodity derivatives, the primary input to the valuation models is the forward commodity price curve for each instrument. All locations are reviewed and verified by risk management considering published exchange transaction prices, executed bilateral transactions, broker quotes, and other observable or public data sources. The relevant forward commodity curve used to value each of the derivatives depends on a number of factors, including commodity type, delivery location, and delivery period. Price volatility varies by commodity and location. When appropriate, we discount future cash flows using risk-free interest rates with adjustments to reflect the credit quality of each counterparty for assets and our own credit quality for liabilities. The level of observability of a forward commodity price varies generally due to the delivery location and delivery period. Certain delivery locations including PJM West Hub (for power) and Henry Hub (for natural gas) are more liquid and prices are observable for up to three years in the future. The observability period of volatility is generally shorter than the underlying power curve used in option valuations. The forward curve for a less liquid location is estimated by using the forward curve from the liquid location and applying a spread to represent the cost to transport the commodity to the delivery location. This spread does not typically represent a majority of the instrument’s market price. As a result, the change in fair value is closely tied to liquid market movements and not a change in the applied spread. The change in fair value associated with a change in the spread is generally immaterial. An

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities
average spread calculated across all Level 3 power and gas delivery locations is approximately $48.71 and $3.68 for power and natural gas, respectively as of December 31, 2024. Many of the commodity derivatives are short term in nature and thus a majority of the fair value may be based on observable inputs even though the contract as a whole must be classified as Level 3.
See Note 15 — Derivative Financial Instruments for additional information on mark-to-market derivatives.
The following table presents the significant inputs to the forward curve used to value these positions:

Type of trade	Fair Value as of December 31, 2024	Fair Value as of December 31, 2023	Valuation Technique	Unobservable Input	2024 Range & Arithmetic Average				2023 Range & Arithmetic Average
Mark-to-market derivatives—Economic hedges(a)(b)	$(137)	$407	Discounted Cash Flow	Forward power price	$2.57	-	$140	$49	$9.64	-	$216	$48
				Forward gas price	$2.09	-	$15	$3.68	$1.20	-	$14	$3.09
			Option Model	Volatility percentage	23%	-	141%	57%	23%	-	200%	87%
__________
(a)The valuation techniques, unobservable inputs, ranges, and arithmetic averages are the same for the asset and liability positions.
(b)The fair values do not include cash collateral posted (received) on Level 3 positions of $136 million and $462 million as of December 31, 2024 and 2023, respectively.
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
18. Commitments and Contingencies
Commercial Commitments. Commercial commitments as of December 31, 2024, representing commitments potentially triggered by future events, were as follows:

	Expiration within
	2025	2026	2027	2028	2029	2030 and beyond	Total
Letters of credit	$1,924	$127	$1	$120	$—	$1	$2,173
Surety bonds(a)	526	1	—	214	—	—	741
Total commercial commitments	$2,450	$128	$1	$334	$—	$1	$2,914
__________
(a)Surety bonds — Guarantees issued related to contract and commercial agreements, excluding bid bonds.
Nuclear Insurance
We are subject to liability, property damage and other risks associated with major incidents at any of our nuclear stations. Our financial exposure to these risks is mitigated through insurance and other industry risk-sharing provisions.
The Price-Anderson Act was enacted to ensure the availability of funds for public liability claims arising from an incident at any of the U.S. licensed nuclear facilities and to limit the liability of nuclear reactor owners for such

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 18 — Commitments and Contingencies
claims from any single incident. As of December 31, 2024, the current liability limit per incident is $16.3 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors at least once every five years with the last adjustment effective January 1, 2024. In accordance with the Price-Anderson Act, we maintain financial protection at levels equal to the amount of liability insurance available from private sources through the purchase of private nuclear energy liability insurance for public liability claims that could arise in the event of an incident. Effective January 1, 2024, the required amount of nuclear energy liability insurance purchased is $500 million for each operating site. Claims exceeding that amount are covered through mandatory participation in a financial protection pool, as required by the Price Anderson-Act, which could provide up to approximately an additional $15.8 billion per incident at any U.S. nuclear power reactor in funds available for public liability claims. Participation in this secondary financial protection pool requires the operator of each reactor to fund its proportionate share of costs for any single incident at any U.S. nuclear power reactor that exceeds the primary layer of financial protection. Our share of this secondary layer would be approximately $3.5 billion, based on our ownership interest in the insured nuclear reactors, however, any amounts payable under this secondary layer would be capped at $520 million per incident within one calendar year.
In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay public liability claims exceeding the $16.3 billion limit for a single incident.
We are required by the NRC to maintain minimal levels of property insurance that demonstrates to the satisfaction of the NRC that we possess an equivalent amount of protection covering the licensee's obligation, in the event of an accident at the licensee's reactor, to stabilize and decontaminate the reactor and the reactor station site at which the reactor experiencing the accident is located. The insurance maintained for each facility is currently provided through insurance policies purchased from NEIL, an industry mutual insurance company of which we are a member. Currently, NRC requires that we maintain a minimum coverage limit for each reactor site of $1.06 billion, and we currently have coverage of $1.5 billion for each site.
NEIL may declare distributions to its members as a result of favorable operating experience. In recent years, NEIL has made distributions to its members. Our portion of the annual distribution declared by NEIL is estimated to be $43 million for 2024, and was $59 million and $30 million for 2023 and 2022, respectively. The distributions were recorded as a reduction to Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
Premiums paid to NEIL by its members are also subject to a potential assessment for adverse loss experience in the form of a retrospective premium obligation. NEIL has never assessed this retrospective premium since its formation in 1973, and we cannot predict the level of future assessments, if any. The current maximum aggregate annual retrospective premium obligation for our interests is approximately $268 million. NEIL requires its members to maintain an investment grade credit rating or to ensure collectability of their annual retrospective premium obligation by providing a financial guarantee, letter of credit, deposit premium, or some other means of assurance.
NEIL provides “all risk” property damage, decontamination, and premature decommissioning insurance for each station for losses resulting from damage to its nuclear plants, either due to accidents or acts of terrorism. If the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund, which we are required by the NRC to maintain, to provide for decommissioning the facility. In the event of an insured loss, we are unable to predict the timing of the availability of insurance proceeds to us and the amount of such proceeds that would be available. In the event that one or more acts of terrorism cause accidental property damage within a twelve-month period from the first accidental property damage under one or more policies for all insured plants, the maximum recovery by us will be an aggregate of $3.2 billion plus such additional amounts as the insurer may recover for all such losses from reinsurance, indemnity and any other source, applicable to such losses.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 18 — Commitments and Contingencies
Spent Nuclear Fuel Obligation
Under the Nuclear Waste Policy Act of 1982 (NWPA), the DOE is responsible for the development of a geologic repository for and the disposal of SNF and high-level radioactive waste. As required by the NWPA, we are a party to contracts with the DOE (Standard Contracts) to provide for disposal of SNF from our nuclear generating stations. In accordance with the NWPA and the Standard Contracts, we had previously paid the DOE one mill ($0.001) per kWh of net nuclear generation for the cost of SNF disposal. The DOE reduced the SNF disposal fee to zero in May 2014. Until a new fee structure is in effect, we will not accrue any further costs related to SNF disposal fees. This fee may be adjusted prospectively to ensure full cost recovery.
We currently assume the DOE will begin accepting SNF in 2040 and use that date for purposes of estimating the nuclear decommissioning AROs. The SNF acceptance date assumption is based on management’s estimate of the amount of time required for DOE to select a site location and develop the necessary infrastructure for long-term SNF storage.
The NWPA and the Standard Contracts required the DOE to begin taking possession of SNF generated by nuclear generating units no later than January 31, 1998. The DOE, however, failed to meet that deadline and its performance has been, and is expected to remain, delayed. In August 2004, we and the DOJ, in close consultation with the DOE, reached a settlement under which the government agreed to reimburse us, subject to certain damage limitations based on the extent of the government’s breach, for costs associated with storage of SNF at our nuclear stations pending the DOE’s fulfillment of its obligations. That settlement agreement does not expire until all SNF has been collected from the sites that it covers. Calvert Cliffs, Ginna, NMP, Fitzpatrick, and STP each have separate settlement agreements in place with the DOE which were extended during 2023 to provide for the reimbursement of SNF storage costs through December 31, 2025. We and the DOE have the option to extend those settlements every three years upon mutual consent.
Under the settlement agreements, we received total cumulative cash reimbursements of $2,099 million through December 31, 2024 for costs incurred. After considering the amounts due to co-owners of certain nuclear stations and to the current owner of Oyster Creek Nuclear Generating Station, we received net cumulative cash reimbursements of $1,829 million. As of December 31, 2024 and 2023, the amount of SNF storage costs for which reimbursement has been or will be requested from the DOE under the DOE settlement agreements is as follows:

	December 31, 2024	December 31, 2023
DOE receivable - current(a)	$124	$229
DOE receivable - noncurrent(b)	42	40
Amounts owed to co-owners(c)	(40)	(23)
__________
(a)Recorded in Other accounts receivable.
(b)Recorded in Other deferred debits and other assets.
(c)Recorded primarily in Accounts payable and accrued expenses and Other accounts receivable. Represents amounts owed to the co-owners of Peach Bottom, Quad Cities, and NMP Unit 2 generating facilities.
The Standard Contracts with the DOE also required the payment to the DOE of a one-time fee applicable to nuclear plants that generated SNF prior to April 7, 1983. The below table outlines the SNF liability recorded as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Former ComEd units(a)	$1,219	$1,158
Fitzpatrick(b)	147	138
Total SNF Obligation	$1,366	$1,296
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

Note 18 — Commitments and Contingencies
the DOE one-time fee obligation with interest related to FitzPatrick along with an offsetting asset, included in Other deferred debits and other assets, for the contractual right to reimbursement from NYPA, a prior owner of FitzPatrick, for amounts paid for the FitzPatrick DOE one-time fee obligation.
Interest for our SNF liabilities accrues at the 13-week Treasury Rate. The 13-week Treasury Rate in effect for calculation of the interest accrual at December 31, 2024 was 4.553% for the deferred amount transferred from ComEd and 4.615% for the deferred FitzPatrick amount.
The following table summarizes sites for which we do not have an outstanding SNF Obligation:

Description	Sites
Fees have been paid or began operations after April 7, 1983	Former PECO units, Braidwood, Byron, Calvert Cliffs, Clinton, LaSalle Unit 2, NMP Unit 2, and STP
Outstanding SNF Obligation remains with former owners	NMP Unit 1, Ginna, and Crane
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
As of December 31, 2024 and 2023, we had accrued undiscounted amounts for environmental liabilities of $60 million and $61 million, respectively, in Accounts payable and accrued expenses and $169 million and $88 million, respectively, in Other deferred credits and other liabilities in the Consolidated Balance Sheets.
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
West Lake Landfill; Operable Unit 1 (OU1); Landfill Remediation. In September 2018, the EPA issued its Record of Decision Amendment (RODA) for the selection of a final remedy that requires partial excavation of the radiological materials and capping the landfill. The EPA and the PRPs have entered into a Consent Agreement to perform the Remedial Design, which is expected to be completed in 2025. In March 2019, the PRPs received Special Notice Letters from the EPA to perform the Remedial Action work. The total estimated cost of the remedy, considering the current EPA technical requirements, is approximately $530 million, including cost escalation on an undiscounted basis.
West Lake Landfill; Operable Unit 3 (OU3); Groundwater Study. In September 2018, the three identified PRPs, including Cotter, signed an Administrative Settlement Agreement and Order on Consent for the performance by the PRPs of the groundwater Remedial Investigation Feasibility Study (RI/FS). The purpose of this RI/FS is to define the nature and extent of any groundwater contamination from the West Lake Landfill site and evaluate remedial alternatives. We estimate the undiscounted cost for the groundwater RI/FS to be approximately $60 million. At this time we cannot predict the likelihood, or the extent to which remediation activities, if any, may be

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 18 — Commitments and Contingencies
required and therefore cannot estimate a reasonably possible range of loss for response costs beyond those associated with the RI/FS component.
We determined a loss associated with the EPA's partial excavation and landfill cover remedy and the groundwater RI/FS is probable and have recorded a liability for each, both of which are included in the total amount as discussed above, that reflects management’s best estimate of Cotter’s allocable share of the cost among the PRPs. Given the joint and several nature of these two liabilities, the amount of our ultimate liability will depend on the actual costs incurred to implement the required remedy at OU1 and the required study at OU3, as well as on the nature and terms of any cost-sharing arrangements with the final group of PRPs. It is reasonably possible that the ultimate cost and Cotter's associated allocable share could differ significantly once these uncertainties are resolved, which could have a material impact on our consolidated financial statements.
Latty Avenue and Vicinity Properties. In August 2011, Cotter was notified by the DOJ that Cotter is considered a PRP with respect to the government’s clean-up costs for contamination attributable to low-level radioactive residues at a former storage and reprocessing facility named Latty Avenue near St. Louis, Missouri.
Latty Avenue was investigated and remediated by the United States Army Corps of Engineers pursuant to funding under the Formerly Utilized Sites Remedial Action Program. The PRPs reached a settlement of this matter and the government filed a motion for entry of a Consent Decree, which was entered by the Court on January 24, 2025. Payment of $50 million plus statutory interest was made on January 30, 2025. The consent decree settles past and future responses costs incurred by the United States Army Corp of Engineers and DOE for their response actions conducted in connection with the release or threatened release of hazardous substances, including radioactive substances at Latty Avenue and certain additional adjacent properties. The settlement amount for this matter is included in the total amount of environmental liabilities recognized as of December 31, 2024, referenced previously.
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
Various lawsuits have been filed against us since the February 2021 event and outages. In March 2021, we, along with more than 150 power generators and transmission and distribution companies, were sued by approximately 160 individually named plaintiffs, purportedly on behalf of all Texans who allegedly suffered loss of life or sustained personal injury, property damage, or other losses as a result of the weather events. The plaintiffs alleged that the defendants failed to properly prepare for the cold weather and failed to properly conduct their operations, seeking compensatory as well as punitive damages. Thereafter, numerous other plaintiffs filed multiple lawsuits against more than 300 defendants, including us, involving similar allegations of liability and claims of personal injury and property damage all arising out of the February weather events. These additional lawsuits allege wrongful death, property damage, or other losses. Co-defendants in these lawsuits include ERCOT, transmission and distribution utilities and other generators.
In December 2021, approximately 130 insurance companies which insured Texas homeowners and businesses filed a subrogation lawsuit against multiple defendants alleging that defendants were at fault for the energy failure that resulted from the winter storm, causing significant property damage to the insureds. Subsequently, several hundred other insurance companies filed similar claims. All of these cases were combined in a Multi-District-Litigation (MDL) pending in Texas state court, which established a bellwether process to consider initial motions to dismiss by the different industry groups of defendants. Defendants filed motions to dismiss the amended

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 18 — Commitments and Contingencies
complaints in five bellwether cases in July 2022. In February 2023, the court granted the motions to dismiss pertaining to us in part and denied them in part, leaving the plaintiffs' negligence and nuisance claims to proceed. Since the motions to dismiss were partially denied, thousands of new claimants, many in multiple mass tort actions, filed lawsuits in various Texas state courts naming us, among hundreds of other defendants. The majority of these cases were transferred to the MDL. The MDL involves over 200 cases brought by approximately 30,000 plaintiffs, including more than 1,300 insurance companies, and we are defendants in the majority of them. We are also named in an alleged class action that seeks to assert claims on behalf of over 4.1 million Texans within ERCOT who lost power during Winter Storm Uri.
In December 2023, the Court of Appeals for the First District of Texas granted the power generator defendants' Petition for a Writ of Mandamus in the five bellwether cases and ordered the MDL court to dismiss the remaining claims against the power generator defendants, including our entities. The motions to dismiss in the five bellwether cases are expected to be applied to all the claims against the power generator defendants in the MDL. In January 2024, plaintiffs filed motions for en banc reconsideration of the order with the full court of appeals in all five bellwether cases. In November 2024, the court denied plaintiffs' motions. In January 2025, plaintiffs petitioned the Supreme Court of Texas for mandamus review, requesting that the court reinstate the MDL court's denial of the generator defendants' motions to dismiss and thereby permit plaintiffs' claims to proceed.
In addition to the cases pending in the MDL in Texas state court, in January 2025, the Attorney General of the State of Oklahoma filed a lawsuit in state court against us, along with 10 other defendants, alleging antitrust and consumer protection act violations as well as unjust enrichment in connection with the sale, transport and marketing of natural gas to state agencies, municipalities and the people of the state of Oklahoma during the extreme cold weather event. The Attorney General seeks compensatory and punitive damages.
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
At December 31, 2024 and 2023, we recorded estimated liabilities of approximately $125 million and $131 million, respectively, in total for asbestos-related bodily injury claims. As of December 31, 2024, approximately $14 million of this amount related to 203 open claims presented to us, while the remaining $111 million is for estimated future asbestos-related bodily injury claims anticipated to arise through 2055, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, we monitor actual experience against the number of forecasted claims to be received and expected claim payments and evaluate whether adjustments to the estimated liabilities are necessary.
19. Shareholders' Equity
Share Repurchase Program (CEG Parent)
Since 2023, our Board of Directors authorized the repurchase of up to $3 billion of the Company's outstanding common stock. Share repurchases may be made through a variety of methods, which may include open market transactions, privately negotiated transactions, or purchases pursuant to a Rule 10b5-1 trading plan, provided that the amounts spent do not exceed what is authorized. Any repurchased shares are constructively retired and cancelled. The program does not obligate us to acquire a minimum number of shares during any period and our repurchase of CEG's common stock may be limited, suspended, or discontinued at any time at our discretion and without prior notice. No other repurchase plans or programs have been authorized. As of December 31, 2024, there was $991 million of remaining authority to repurchase shares of the Company's outstanding common stock.
During 2024 and 2023, we repurchased from the open market approximately 1.2 million and 10.6 million shares, respectively, of our common stock for a total cost, inclusive of taxes and transaction costs, of $150 million and $1 billion, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 19 — Shareholders' Equity
In 2024, we entered into ASR agreements with financial institutions to initiate share repurchases of our common stock. Under the ASR agreements, we paid a specified amount to the financial institution and received an initial delivery of shares of common stock, which resulted in an immediate reduction in the number of our shares outstanding. Based on the terms of the ASR agreements below, we received an initial share delivery based on 80% of the ASR agreements' cost. Upon settlement of the ASR agreements, the financial institution delivers additional incremental shares. The total number of shares ultimately delivered, and therefore the average price paid per share, is determined at the end of the applicable purchase period of each ASR agreement based on the average of the daily volume weighted average share price, less a discount.
The following table summarizes each ASR agreement for the year ended December 31, 2024:

(in millions, except average price paid per share)
ASR Agreement Initiation	Total Cost	Initial Shares Received	ASR Agreement Settlement	Additional Shares Received(a)	Total Number of Shares Purchased	Average Price Paid per Share
March 2024	$354	1.7	May 2024	0.2	1.9	$182.65
May 2024	$505	1.8	July 2024	0.6	2.4	$211.40
__________
(a)The 0.6 million additional shares received and settled in July 2024 were rounded for footing.
Changes in Accumulated Other Comprehensive Income (Loss) (All Registrants)
The following tables present changes in AOCI, net of tax, by component:

	Gains (losses) on Cash Flow Hedges	Pension and OPEB Plan Items(a)	Foreign Currency Items	Total
Balance at December 31, 2021	$(8)	$—	$(23)	$(31)
Separation-related adjustments	—	(2,006)	—	(2,006)
OCI before reclassifications	(1)	186	(3)	182
Amounts reclassified from AOCI	—	95	—	95
Net current-period OCI	(1)	(1,725)	(3)	(1,729)
Balance at December 31, 2022	$(9)	$(1,725)	$(26)	$(1,760)
OCI before reclassifications	(2)	(453)	2	(453)
Amounts reclassified from AOCI	1	21	—	22
Net current-period OCI	(1)	(432)	2	(431)
Balance at December 31, 2023	$(10)	$(2,157)	$(24)	$(2,191)
OCI before reclassifications	—	(176)	(10)	(186)
Amounts reclassified from AOCI	4	71	—	75
Net current-period OCI	4	(105)	(10)	(111)
Balance at December 31, 2024	$(6)	$(2,262)	$(34)	$(2,302)
__________
(a)AOCI amounts are included in the computation of net periodic pension and OPEB cost. See Note 14 — Retirement Benefits for additional information. See our Consolidated Statements of Operations and Comprehensive Income for individual components of AOCI.
The following table presents income tax (expense) benefit allocated to each component of our other comprehensive income (loss):

	Year Ended December 31,
	2024	2023	2022
Pension and OPEB plans:
Actuarial loss reclassified to periodic benefit cost	$(24)	$(10)	$(33)
Pension and OPEB plans valuation adjustment(a)	59	151	619
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
The following table presents the stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income. The information does not include expenses related to the cash awards as they are not considered stock-based compensation plans under the applicable authoritative guidance:

	For the Years Ended December 31,
	2024	2023	2022
Total stock-based compensation expense included in operating and maintenance expense	$332	$178	$116
Income tax benefit	(85)	(45)	(29)
Total after-tax stock-based compensation expense	$247	$133	$87
We receive a tax deduction based on the intrinsic value of the award on the distribution date for performance share awards and restricted stock units. The tax deduction related to performance share awards and restricted stock units was not material for the years ended December 31, 2024, 2023, and 2022. For each award, throughout the requisite service period, we recognize the tax benefit related to compensation costs. For performance share awards and restricted stock units, our realized tax benefit when distributed was not material for the years ended December 31, 2024, 2023, and 2022.
Performance Share Awards
Performance share awards are granted under the LTIP. The performance share awards are typically settled 50% in common stock and 50% in cash at the end of the three-year performance period, subject to certain ownership thresholds that, if met, may result in cash settlement of the entire award.
The common stock portion of the performance share awards is considered an equity award and is valued based on our stock price on the grant date. The cash portion of the performance share awards is considered a liability award which is remeasured each reporting period based on the current stock price. As the value of the common stock and cash portions of the awards are based on the stock price during the performance period, coupled with changes in the total expected payout of the award, the compensation costs are subject to volatility until payment is made.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 20 — Stock-Based Compensation Plans
The following table summarizes our unvested performance share awards activity:

	Shares	Weighted Average Grant Date Fair Value (per share)
Unvested at December 31, 2023	836,325	$61.47
Granted	257,792	127.03
Change in performance	116,090	130.06
Forfeited	(11,526)	96.27
Undistributed vested awards(a)	(663,055)	207.72
Unvested at December 31, 2024	535,626	$99.06
__________
(a)Represents performance share awards that vested but were not distributed to retirement-eligible employees during 2024 and 2023.

The following table summarizes the weighted average grant date fair value and the total fair value of performance share awards vested:

	December 31, 2024(a)	December 31, 2023(a)
Weighted average grant date fair value (per share)	$127.03	$83.26
Total fair value of performance shares vested	138	76
__________
(a)As of December 31, 2024 and 2023, $50 million and $39 million of total unrecognized compensation costs related to unvested performance shares are expected to be recognized over the remaining weighted average period of 1.5 years and 1.6 years, respectively.
Restricted Stock Units
Restricted stock units are granted under the LTIP with the majority being settled in a specific number of shares of common stock after the service condition has been met. The corresponding cost is measured based on the grant date fair value of the restricted stock unit issued.
The value of the restricted stock units is expensed over the requisite service period using the straight-line method. The requisite service period for restricted stock units is generally three to five years. However, certain restricted stock unit awards become fully vested upon the employee reaching retirement eligibility. The value of the restricted stock units granted to retirement-eligible employees is recognized ratably over the vesting period, which is the year of grant. We process forfeitures as they occur for employees who do not complete the requisite service period.
The following table summarizes our unvested restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value (per share)
Unvested at December 31, 2023	864,805	$69.42
Granted	490,112	134.18
Vested	(376,121)	60.19
Forfeited	(18,525)	107.49
Undistributed vested awards(a)	(151,178)	129.44
Unvested at December 31, 2024	809,093	$96.53
__________
(a)Represents restricted stock units that vested but were not distributed to retirement-eligible employees during 2024 and 2023.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 20 — Stock-Based Compensation Plans
The following table summarizes the weighted average grant date fair value and the total fair value of restricted stock units vested:

	December 31, 2024(a)	December 31, 2023(a)
Weighted average grant date fair value (per share)	$134.18	$86.10
Total fair value of restricted stock units vested	42	34
__________
(a)As of December 31, 2024 and 2023, $41 million and $35 million of total unrecognized compensation costs related to unvested restricted stock units are expected to be recognized over the remaining weighted average period of 1.8 years and 1.9 years, respectively.
21. Variable Interest Entities
As of December 31, 2024 and 2023, we consolidated several VIEs or VIE groups for which we are the primary beneficiary (see Consolidated VIEs below) and had significant interests in several other VIEs for which we do not have the power to direct the entities’ activities and, accordingly, we were not the primary beneficiary (see Unconsolidated VIEs below). Consolidated and unconsolidated VIEs are aggregated to the extent that the entities have similar risk profiles.
Consolidated VIEs
The table below shows the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated financial statements as of December 31, 2024 and 2023. The assets, except as noted in the footnotes to the table below, can only be used to settle obligations of the VIEs. The liabilities, except as noted in the footnotes to the table below, are such that creditors, or beneficiaries, do not have recourse to our general credit.

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$59	$48
Restricted cash and cash equivalents	50	47
Accounts receivable
Customer accounts receivable, net	2,134	19
Other accounts receivable, net	12	10
Inventories, net
Materials and supplies	13	14
Other current assets	38	1,249
Total current assets	2,306	1,387
Property, plant and equipment, net	2,025	1,979
Other noncurrent assets	142	166
Total noncurrent assets	2,167	2,145
Total assets(a)	$4,473	$3,532

Long-term debt due within one year	$64	$63
Accounts payable and accrued expenses	54	31
Total current liabilities	118	94
Long-term debt	642	704
Asset retirement obligations	206	190
Other noncurrent liabilities	2	2
Total noncurrent liabilities	850	896
Total liabilities	$968	$990
__________
(a)Our balances include unrestricted assets for current unamortized energy contract assets of $22 million and $22 million, disclosed within other current assets in the table above and noncurrent unamortized energy contract assets of $133 million and $155 million, disclosed within other noncurrent assets in the table above as of December 31, 2024 and 2023, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 21 — Variable Interest Entities

As of December 31, 2024 and 2023, our consolidated VIEs included the following:

Consolidated VIE or VIE groups:	Reason entity is a VIE:	Reason we are the primary beneficiary:
CRP - A collection of wind and solar project entities. We have a 51% equity ownership in CRP. See additional discussion below.	Similar structure to a limited partnership and the limited partners do not have kick-out rights with respect to the general partner.	We conduct the operational activities.
Bluestem Wind Energy Holdings, LLC - A Tax Equity structure which is consolidated by CRP.	Similar structure to a limited partnership and the limited partners do not have kick-out rights with respect to the general partner.	We conduct the operational activities.
Antelope Valley - A solar generating facility, which is 100% owned by us. Antelope Valley sells all of its output to PG&E through a PPA.	The PPA contract absorbs variability through a performance guarantee.	We conduct all activities.
NER - A bankruptcy remote, special purpose entity which is 100% owned by us, which purchases certain of our customer accounts receivable arising from the sale of retail electricity.

NER’s assets will be available first and foremost to satisfy the claims of the creditors of NER. Refer to Note 7 —Accounts Receivable for additional information on the sale of receivables.
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
In 2017, our interests in CRP were contributed to and are pledged for the CR nonrecourse debt project financing structure. Refer to Note 16 — Debt and Credit Agreements for additional information.
Unconsolidated VIEs
Our variable interests in unconsolidated VIEs generally include equity investments and energy purchase and sale contracts. For the equity investments, the carrying amount of the investments is reflected in the Consolidated Balance Sheets in Investments. For the energy purchase and sale contracts (commercial agreements), the carrying amount of assets and liabilities in the Consolidated Balance Sheets that relate to our involvement with the VIEs are predominantly related to working capital accounts and generally represent the amounts owed by, or owed to us for the deliveries associated with the current billing cycles under the commercial agreements.
As of December 31, 2024 and 2023, we had significant unconsolidated variable interests in several VIEs for which we were not the primary beneficiary. These interests include certain equity method investments and certain commercial agreements.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 21 — Variable Interest Entities
The following table presents summary information about our significant unconsolidated VIE entities:

	December 31, 2024			December 31, 2023
	Commercial Agreement VIEs	Equity Investment VIEs	Total	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$617	$—	$617	$704	$—	$704
Total liabilities(a)	42	—	42	77	—	77
Other ownership interests in VIE(a)	575	—	575	627	—	627
__________
(a)These items represent amounts on the unconsolidated VIE balance sheets, not in the Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs. We do not have any exposure to loss as we do not have a carrying amount in the equity investment VIEs as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, the unconsolidated VIEs consist of:

Unconsolidated VIE groups:	Reason entity is a VIE:	Reason we are not the primary beneficiary:
Energy Purchase and Sale agreements - We have several energy purchase and sale agreements with generating facilities.	PPA contracts that absorb variability through fixed pricing.	We do not conduct the operational activities.
22. Supplemental Financial Information
Supplemental Statement of Operations and Comprehensive Income Information
The following tables provide additional information about material items recorded in the Consolidated Statements of Operations and Comprehensive Income.

	Taxes other than income taxes
	For the Years Ended December 31,
	2024	2023	2022
Gross receipts(a)	$134	$139	$130
Property	285	253	274
Payroll	152	142	130
__________
(a)Represent gross receipts taxes related to our retail operations. The offsetting collection of gross receipts taxes from customers is recorded in Operating revenues in the Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 22 — Supplemental Financial Information

	Other, net
	For the Years Ended December 31,
	2024	2023	2022
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory Agreement Units	$553	$657	$333
Non-Regulatory Agreement Units	266	335	97
Net unrealized gains (losses) on NDT funds
Regulatory Agreement Units	184	397	(1,354)
Non-Regulatory Agreement Units	156	259	(798)
Regulatory offset to NDT fund-related activities(b)	(592)	(845)	820
Total Decommissioning-related activities	567	803	(902)
Non-service net periodic benefit credit (cost)	(8)	54	110
Net realized and unrealized gains (losses) from equity investments	11	307	(13)
Other	100	104	19
Total Other, net	$670	$1,268	$(786)
__________
(a)Realized income includes interest, dividends and realized gains and losses on sales of NDT fund investments.
(b)Includes the elimination of decommissioning-related activities and the elimination of income taxes related to all NDT fund activity for the Regulatory Agreement Units.
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Consolidated Statements of Cash Flows.

	Depreciation, amortization and accretion
	For the Years Ended December 31,
	2024	2023	2022
Property, plant, and equipment(a)	$1,101	$1,073	$1,065
Amortization of intangible assets, net(a)	22	23	26
Amortization of energy contract assets and liabilities(b)	38	35	35
Nuclear fuel(c)	884	787	758
ARO accretion(d)	655	596	543
Total depreciation, amortization, and accretion	$2,700	$2,514	$2,427
_________
(a)Included in Depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Included in Operating revenues or Purchased power and fuel expense in the Consolidated Statements of Operations and Comprehensive Income.
(c)Included in Purchased power and fuel expense in the Consolidated Statements of Operations and Comprehensive Income.
(d)Included in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.

	Cash paid during the year
	For the Years Ended December 31,
	2024	2023	2022
Interest (net of amount capitalized)	$375	$264	$230
Income taxes (net of refunds)	436	466	287

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 22 — Supplemental Financial Information

	Other non-cash operating activities
	CEG Parent			Constellation
	For the Years Ended December 31,			For the Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Pension and non-pension postretirement benefit costs	$107	$47	$17	$107	$47	$17
Other decommissioning-related activity(a)	(485)	(534)	(263)	(485)	(534)	(263)
Energy-related options(b)	32	183	293	32	183	293
Other(c)	174	322	201	128	260	152
Total other non-cash operating activities	$(172)	$18	$248	$(218)	$(44)	$199
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
(c)Includes items that are not individually material.
The following table provides a reconciliation of cash, restricted cash, and cash equivalents reported in the Consolidated Balance Sheets that sum to the total of the same amounts in the Consolidated Statements of Cash Flows.

December 31, 2024	CEG Parent	Constellation
Cash and cash equivalents	$3,022	$3,018
Restricted cash and cash equivalents	107	97
Total cash, restricted cash, and cash equivalents	$3,129	$3,115

December 31, 2023	CEG Parent	Constellation
Cash and cash equivalents	$368	$366
Restricted cash and cash equivalents	86	74
Total cash, restricted cash, and cash equivalents	$454	$440

December 31, 2022	CEG Parent	Constellation
Cash and cash equivalents	$422	$403
Restricted cash and cash equivalents	106	98
Total cash, restricted cash, and cash equivalents	$528	$501
For additional information on restricted cash, see Note 1 — Basis of Presentation.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 22 — Supplemental Financial Information
Supplemental Balance Sheet Information
The following tables provide additional information about material items recorded in the Consolidated Balance Sheets.

	Investments
	December 31, 2024	December 31, 2023
Equity method investments	$2	$7
Other investments:
Employee benefit trusts and investments(a)	100	82
Equity investments with readily determinable fair values(b)	387	369
Equity investments without readily determinable fair values	150	103
Other available for sale debt security investments	1	2
Total investments	$640	$563
__________
(a)Debt and equity security investments are recorded at fair market value.
(b)Does not include the equity investments with readily determinable fair values that are recorded in Other current assets in the Consolidated Balance Sheets. See Note 17 — Fair Value of Financial Assets and Liabilities for additional information on Investments in equities.

	Accounts payable and accrued expenses
December 31, 2024	CEG Parent	Constellation
Accounts payable	$2,369	$2,348
Compensation-related accruals(a)	907	689
Taxes accrued(b)	232	223

	Accounts payable and accrued expenses
December 31, 2023	CEG Parent	Constellation
Accounts payable	$1,302	$1,289
Compensation-related accruals(a)	680	576
Taxes accrued	399	390
__________
(a)Primarily includes accrued payroll, bonuses and other incentives, vacation, and benefits.
(b)Includes $150 million related to nuclear PTC that was used to offset the current tax liability. See Note 6 — Government Assistance for additional information on the nuclear PTC.
23. Related Party Transactions
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 23 — Related Party Transactions
Operating revenues from affiliates
The following table presents our Operating revenues from affiliates:

For the Year Ended December 31, 2022(a)
ComEd(b)	$58
PECO(c)	33
BGE(d)	18
PHI	51
Pepco(e)	39
DPL(f)	10
ACE(g)	2
Total operating revenues from affiliates	$160
__________
(a)Represents only January 2022 revenues prior to separation on February 1, 2022.
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
Service Company Costs for Corporate Support
We received a variety of corporate support services from Exelon. Through its business services subsidiary, BSC, Exelon provided support services at cost, including legal, human resources, financial, information technology, and supply management services. The costs of BSC were directly charged or allocated to us. Certain of these services continued after the separation and were covered by the TSA. See Note 1 — Basis of Presentation for additional information. The operating and maintenance service and the capitalized service company costs from affiliates allocated to us prior to separation were immaterial for the year ended December 31, 2022.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
During the fourth quarter of 2024, our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in periodic reports that we file or submit with the SEC. These disclosure controls and procedures have been designed to ensure that (a) information relating to our consolidated subsidiaries, is accumulated and made known to our management, including our principal executive officer and principal financial officer, by other employees as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of December 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.
Changes in Internal Control Over Financial Reporting
We continually strive to improve our disclosure controls and procedures to enhance the quality of our financial reporting and to maintain dynamic systems that change as conditions warrant. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, any of our internal control over financial reporting.
Internal Control Over Financial Reporting
Management is required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2024. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2024 and, therefore, concluded that our internal control over financial reporting was effective. Management’s Report on Internal Control Over Financial Reporting is included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9B.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 under Regulation S-K of the Exchange Act).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
Constellation Energy Generation, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K for a reduced disclosure format. Accordingly, all items in this section relating to Constellation are not presented.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information about our Executive Officers as of February 18, 2025

Name	Age	Position	Period
Dominguez, Joseph	62	President and Chief Executive Officer	2022 - Present
		President and Chief Executive Officer, Exelon Generation Company, LLC	2021 - 2022
		Chief Executive Officer, ComEd	2018 - 2021

Eggers, Daniel	49	Executive Vice President and Chief Financial Officer	2022 - Present
		Executive Vice President and Chief Financial Officer, Exelon Generation Company, LLC	2021 - 2022
		Senior Vice President of Corporate Finance, Exelon	2018 - 2021

Barrόn, Kathleen	54	Executive Vice President and Chief Strategy and Growth Officer	2024 - Present
		Executive Vice President and Chief Strategy Officer	2022 - 2024
		Executive Vice President and Chief Strategy Officer, Exelon Generation Company, LLC	2021 - 2022
		Executive Vice President of Government and Regulatory Affairs, Exelon	2018 - 2021

Hanson, Bryan C.	59	Executive Vice President and Chief Generation Officer	2022 - Present
		Executive Vice President and Chief Generation Officer, Exelon Generation Company, LLC	2020 - 2022
		President and Chief Nuclear Officer, Exelon Nuclear; Senior Vice President, Exelon Generation Company, LLC	2015 - 2020

Koehler, Michael R.	58	Executive Vice President and Chief Administration Officer	2022 - Present
		Executive Vice President and Chief Administration Officer, Exelon Generation Company, LLC	2021 - 2022
		Senior Vice President and Chief Information and Chief Digital Officer, Exelon	2016 - 2021

McHugh, James	53	Executive Vice President and Chief Commercial Officer	2022 - Present
		Executive Vice President and Chief Commercial Officer, Exelon Generation Company, LLC	2021 - 2022
		Executive Vice President, Exelon; Chief Executive Officer, competitive retail and commodities business, Exelon	2018 - 2021

Dardis, David	52	Executive Vice President and Chief Legal and Policy Officer	2024 - Present
		Executive Vice President and General Counsel	2022 - 2024
		Executive Vice President and General Counsel, Exelon Generation Company, LLC	2021 - 2022
		Senior Vice President and General Counsel, Exelon Generation Company, LLC	2020 - 2021
		Senior Vice President and General Counsel, competitive retail and commodities business, Exelon	2016 - 2020

Bauer, Matthew	48	Senior Vice President and Controller	2022 - Present
		Vice President and Controller, Exelon Generation Company, LLC	2016 - 2022

Directors, Director Nomination Process and Audit Committee
The information required under ITEM 10 concerning directors and nominees for election as directors at the annual meeting of shareholders (Item 401 of Regulation S-K), the director nomination process (Item 407(c)(3)), the audit committee (Item 407(d)(4) and (d)(5)), and the beneficial reporting compliance (Sec. 16(a)) is incorporated herein by reference to information to be contained in our definitive 2025 proxy statement (2025 Constellation Proxy Statement) to be filed with the SEC on or before April 30, 2025 pursuant to Regulation 14A or 14C, as applicable, under the Securities Exchange Act of 1934.
Code of Conduct and Ethics
In connection with the completion of the separation from Exelon, our Board of Directors adopted a code of conduct and ethics (Code of Ethics), effective February 1, 2022, that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Ethics was updated in July 2024, as approved by the Board of Directors, and is available upon written request to our corporate secretary or on our website at www.ConstellationEnergy.com. If we amend provisions of our Code of Ethics that apply to, or grant a waiver from a provision of our Code of Ethics for any executive officer, we will publicly disclose such amendment or waiver on our website and as required by applicable law or regulation. The information contained on, or accessible from, our website is not part of this annual report by reference or otherwise.
Insider Trading Policy
The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19-1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth under "Executive Compensation Data" and "Report of the Compensation Committee" in the Constellation Proxy Statement for the 2025 Annual Meeting of Shareholders which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth under "Ownership of Constellation Stock" in the Constellation Proxy Statement for the 2025 Annual Meeting of Shareholders which is incorporated herein by reference.
Securities Authorized for Issuance under Constellation Equity Compensation Plans

	[A]	[B]	[C]
	Number of securities to be issued upon exercise of outstanding Options, warrants and rights (Note 1)	Weighted-average price of outstanding Options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [A]) (Note 2)
Equity compensation plans approved by security holders	2,551,323	N/A	33,185,792
__________
(1)Balance includes outstanding performance shares and restricted stock units that were granted under the Constellation LTIP (including shares awarded under those plans and deferred into the stock deferral plan) and deferred stock units granted to directors as part of their compensation. Unvested performance shares are subject to performance metrics and to a credit rating modifier. In addition, pursuant to the terms of the Constellation LTIP plan, 50% of final payouts are made in the form of shares of common stock and 50% is made in form of in cash, or if the participant has exceeded 200% of their stock ownership requirement, 100% of the final payout is made in cash. For performance shares, the total includes the maximum number of shares that could be issued assuming all participants receive 50% of payouts in shares and assuming the performance and credit rating modifier metrics were both at maximum, representing best case performance, for a total of 1,138,603 shares. If the performance and total shareholder return modifier metrics were at "target", the number of securities to be issued for such awards would be 569,301. The balance also includes 155,358 shares to be issued upon the conversion of deferred stock units awarded to members of the Constellation board of directors. Conversion of the deferred stock units to shares of common stock occurs after a director terminates service on the Constellation board.
(2)Includes 16,867,563 shares remaining available for issuance from the employee stock purchase plan and 16,318,229 shares remaining available for issuance to former Constellation employees with outstanding awards made under the prior Constellation LTIP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The additional information required by this item will be set forth under "Related Persons Transactions" and "Director Independence" in the Constellation Proxy Statement for the 2025 Annual Meeting of Shareholders which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under "The Ratification of PricewaterhouseCoopers LLP as Constellation's Independent Registered Public Accounting Firm for 2025" in the Constellation Proxy Statement for the 2025 Annual Meeting of Shareholders which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report:
(1) Constellation Energy Corporation and Subsidiary Companies

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 18, 2025 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Balance Sheets at December 31, 2024 and 2023

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023, and 2022

Combined Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023, and 2022

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Constellation Energy Corporation and Subsidiary Companies
Constellation Energy Generation, LLC and Subsidiary Companies
Schedule II – Valuation and Qualifying Accounts

		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2024
Allowance for credit losses	$61	$18	$138	$(21)	(a)	$196
Deferred tax valuation allowance	10	(7)	—	—		3
Reserve for obsolete materials	246	(4)	(4)	—		238
For the year ended December 31, 2023
Allowance for credit losses	$51	$25	$—	$(15)	(a)	$61
Deferred tax valuation allowance	11	—	(1)	—		10
Reserve for obsolete materials	238	8	9	(9)		246
For the year ended December 31, 2022
Allowance for credit losses	$59	$10	$—	$(18)	(a)	$51
Deferred tax valuation allowance	22	—	(11)	—		11
Reserve for obsolete materials	250	11	(6)	(17)		238
__________
(a)Write-offs, net of recoveries of individual accounts receivable.

(2) Constellation Energy Generation, LLC and Subsidiary Companies

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 18, 2025 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Balance Sheets at December 31, 2024 and 2023

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023, and 2022

Combined Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023, and 2022 (a)

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto
__________
(a)The Constellation Energy Generation, LLC Schedule II - Valuation and Qualifying Accounts for Years ended December 31, 2024, 2023, and 2022 is the same as the Constellation Energy Corporation Schedule II.

Exhibits required by Item 601 of Regulation S-K:
Certain of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Exchange Act.

Exhibit No.	Description
2.1	Separation Agreement, dated January 31, 2022, between Exelon and Constellation (File No. 001-41137, Form 8-K dated February 2, 2022, Exhibit 2.1)

2.2
Agreement and Plan of Merger, dated as of January 10, 2025, by and among Calpine Corporation, CPN CS Holdco Corp., CPN CKS Corp., Constellation Energy Corporation, Cascade Transco Inc., Cascade Transco – 1, LLC and Volt Energy Holdings GP, LLC, solely in its capacity as the representative of the stockholders of Calpine Corporation (File No. 001-41137, Form 8-K dated January 13, 2025, Exhibit 2.1)

3.1	Amended and Restated Articles of Incorporation of Constellation Energy Corporation, effective January 31, 2022 (File No. 001-41137, Form 8-K dated February 2, 2022, Exhibit 3.1)

3.2	Second Amended and Restated Bylaws of Constellation Energy Corporation, effective July 26, 2022 (File No. 001-41137, Form 8-K dated July 29, 2022, Exhibit 3.1)

3.3	Amended and Restated Certificate of Organization, as amended, of Constellation (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 3.3)

3.4	Amended and Restated Operating Agreement of Constellation (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 3.4)

4.1	Form of 5.60% Senior Note due 2042 issued by Constellation (File No. 333-85496, Form 8-K dated June 18, 2012, Exhibit 4.2)

4.2	Form of 6.000% Senior Notes due 2033 issued by Constellation (File No. 333-85496, Form 8-K dated September 30, 2013, Exhibit No. 4.1)

4.3	Indenture dated as of September 28, 2007 from Constellation to U.S. Bank National Association, as trustee (File No. 333-85496, Form 8-K dated September 28, 2007, Exhibit 4.1)

4.4	Form of 6.25% Constellation Senior Note due 2039 (File No. 333-85496, Form 8-K dated September 23, 2009, Exhibit 4.2)

4.5	Form of 5.75% Constellation Senior Note due 2041 (File No. 333-85496, Form 8-K dated September 30, 2010, Exhibit 4.2)

4.6
Indenture, dated as of September 30, 2013, among Continental Wind, LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee (File No. 333-85496, Form 8-K dated September 30, 2013, Exhibit 4.1)

4.7	Form of Constellation 3.250% Senior Notes due 2025 (File No. 333-85496, Form 8-K dated May 15, 2020, Exhibit 4.1)

4.8	Indenture, dated as of February 9, 2022, between Constellation and Deutsche Bank Trust Company Americas, as trustee (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 4.11)

4.9
First Supplemental Indenture, dated as of February 9, 2022, between Constellation and Deutsche Bank Trust Company Americas, as trustee (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 4.12)

4.10	Form of Constellation 3.046% Senior Notes due 2027 (incorporated by reference to Exhibit 4.9 filed herein)

4.11
Facility Agreement, dated as of February 9, 2022, among Constellation, Fells Point Funding Trust and Deutsche Bank Trust Company Americas, as trustee (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 4.14)

4.12
Letter of Credit Facility Agreement, dated February 9, 2022, among Constellation, Deutsche Bank Trust Company Americas, as administrative and collateral agent, and the various financial institutions from time to time parties thereto (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 4.15)

4.13	Amended and Restated Declaration of Trust of Fells Point Funding Trust, dated as of February 9, 2022 (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 4.16)

4.14
Pledge and Control Agreement, dated as of February 9, 2022, among Fells Point Funding Trust, Constellation, Deutsche Bank Company Americas, as collateral agent and securities intermediary (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 4.17)

4.15	Form of Constellation Energy Generation, LLC 5.600% Senior Notes due 2028 (File No. 333-85496, Form 8-K dated February 24, 2023, Exhibit 4.1)

4.16	Form of Constellation Energy Generation, LLC 5.800% Senior Notes due 2033 (File No. 333-85496, Form 8-K dated February 24, 2023, Exhibit 4.2)

4.17	Form of Constellation Energy Generation, LLC 6.125% Senior Notes due January 15, 2034 (File No. 333-85496, Form 8-K dated September 29, 2023, Exhibit 4.1)

4.18	Form of Constellation Energy Generation, LLC 6.500% Senior Notes due October 1, 2053 (File No. 333-85496, Form 8-K dated September 29, 2023, Exhibit 4.2)

4.19	Form of Constellation Energy Generation, LLC 5.750% Green Senior Note due March 15, 2054 (File No. 001-41137, Form 8-K dated March 15, 2024, Exhibit 4.1)

10.1	Transition Services Agreement, dated January 31, 2022, between Exelon and Constellation (File No. 001-41137, Form 8-K dated February 2, 2022, Exhibit 10.1)

10.2	Tax Matters Agreement, dated January 31, 2022, between Exelon and Constellation (File No. 001-41137, Form 8-K dated February 2, 2022, Exhibit 10.2)

10.3*	Employee Matters Agreement, dated January 31, 2022, between Exelon and Constellation (File No. 001-41137, Form 8-K dated February 2, 2022, Exhibit 10.3)

10.4
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

10.5
Receivables Purchase Agreement, dated as of April 8, 2020, among Constellation NewEnergy, Inc. as servicer, and NewEnergy Receivables LLC, as seller, MUFG Bank, LTD., as Agent, the Conduits party thereto, the Financial Institutions party thereto and the Purchaser Agents party thereto (File No. 001-16169, Form 8-K dated April 9, 2020, Exhibit 10.1)

10.6
Credit Agreement, among Constellation Renewables, LLC, the lenders party thereto, Jefferies Finance LLC, as administrative agent, and Wilmington Trust, National Association, as depositary bank and collateral agent, dated December 15, 2020 (File No. 333-85496, Form 8-K dated December 15, 2020, Exhibit 1.1)

10.7
Amendment No. 2 to Receivables Purchase Agreement, dated as of March 29, 2021, among Constellation NewEnergy, Inc., as servicer, and NewEnergy Receivables LLC, as seller, MUFG Bank, LTD., as agent, the Conduits party thereto, the Financial Institutions party thereto and the Purchaser Agents party thereto (File No. 001-16169, Form 8-K, dated March 31, 2021, Exhibit 10.1)

10.8	Settlement Agreement, dated August 6, 2021, between Constellation and EDF Inc. (File No. 333-85496, Form 10-Q dated November 3, 2021, Exhibit 10.1)

10.9	364-Day Term Loan Credit Agreement, dated August 6, 2021, between Generation and Barclays Bank PLC (File No. 333-85496, Form 10-Q dated November 3, 2021, Exhibit 10.2)

10.10
$3,500,000,000 Credit Agreement dated as of February 1, 2022, among Constellation Energy Generation, JPMorgan Chase Bank, N.A., as Administrative Agent, and various financial institutions, as lenders (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.10)

10.11	Constellation Energy Corporation Non-Employee Deferred Stock Unit Plan (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.11)

10.12	Constellation Energy Corporation Unfunded Deferred Compensation Plan for Directors (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.12)

10.13	Constellation Energy Group Deferred Compensation Plan for Non-Employee Directors (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.13)

10.14*	Constellation Energy Corporation Senior Management Severance Plan (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.14)

10.15*	Constellation Energy Corporation Deferred Compensation Plan (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.15)

10.16*	Constellation Energy Corporation Supplemental Management Retirement Plan (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.16)

10.17	Constellation Energy Corporation PECO Supplemental Pension Benefit Plan (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.17)

10.18*	Constellation Energy Group Nonqualified Deferred Compensation Plan (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.18)

10.19	Constellation Energy Group Benefits Restoration Plan (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.19)

10.20	Constellation Energy Corporation Supplemental Pension Plan (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.20)

10.21*	Constellation Energy Corporation Long-Term Incentive Plan (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.21)

10.22	Constellation Energy Corporation Employee Stock Purchase Plan (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.22)

10.23*	Form of Restricted Stock Unit Retention Award under the Constellation Energy Corporation Long-Term Incentive Plan (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.23)

10.24*	Form of Restricted Stock Unit Award under the Constellation Energy Corporation Long-Term Incentive Plan (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.24)

10.25*	Form of Performance Share Award under the Constellation Energy Corporation Long-Term Incentive Plan (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.25)

10.26*	Form of Separation Agreement under the Constellation Energy Corporation Senior Management Severance Plan (File No. 001-41137, Form 10-K dated February 25, 2022, Exhibit 10.26)

10.27
Amendment No. 3 to Receivables Purchase Agreement, dated as of August 16, 2022, among Constellation NewEnergy, Inc., as servicer, and NewEnergy Receivables LLC, as seller, MUFG Bank, LTD., as agent, the Conduits party thereto, the Financial Institutions party thereto and the Purchaser Agents party thereto (File No. 001-41137, Form 8-K, dated August 18, 2022, Exhibit 10.1)

10.28
Amended and Restated Credit Agreement dated as of June 14, 2024, among Constellation Energy Generation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various financial institutions signatory thereto (File No. 001-41137, Form 8-K dated June 14, 2024, Exhibit 1.1)

10.29**
Receivables Financing Agreement, dated as of December 31, 2024, by and among NewEnergy Receivables, LLC, the various financial institutions party thereto, MUFG Bank, Ltd., as Agent, and Constellation NewEnergy, Inc.

19.1	Insider Trading Policy (File No. 001-41137, Form 10-K dated February 27, 2024, Exhibit 19.1)

Subsidiaries

21.1	Constellation Energy Corporation

21.2	Constellation Energy Generation, LLC

Consent of Independent Registered Public Accountants

23.1	Constellation Energy Corporation

23.2	Constellation Energy Generation, LLC

Power of Attorney (Constellation Energy Corporation)

24.1	Yves C. de Balmann

24.2	Bradley Halverson

24.3	Charles Harrington

24.4	Julie Holzrichter

24.5	Ashish Khandpur

24.6	Robert Lawless

24.7	John Richardson

24.8	Nneka Rimmer

24.9	Dhiaa Jamil

24.10	Eileen Paterson

24.11	Peter Oppenheimer

97.1	Compensation Clawback Policy for Executive Officers (File No. 001-41137, Form 10-K dated February 27, 2024, Exhibit 97.1)

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2024 filed by the following officers for the following registrants:

Exhibit No.	Description
31.1	Filed by Joseph Dominguez for Constellation Energy Corporation

31.2	Filed by Daniel L. Eggers for Constellation Energy Corporation

31.3	Filed by Joseph Dominguez for Constellation Energy Generation, LLC

31.4	Filed by Daniel L. Eggers for Constellation Energy Generation, LLC

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Annual Report on Form 10-K for the year ended December 31, 2024 filed by the following officers for the following registrants:

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
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2025.

CONSTELLATION ENERGY CORPORATION

By:	/s/ JOSEPH DOMINGUEZ
Name:	Joseph Dominguez
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of February, 2025.

Signature	Title

/s/ JOSEPH DOMINGUEZ	President and Chief Executive Officer (Principal Executive Officer)
Joseph Dominguez

/s/ DANIEL L. EGGERS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Daniel L. Eggers

/s/ MATTHEW N. BAUER	Senior Vice President and Controller (Principal Accounting Officer)
Matthew N. Bauer
This annual report has also been signed below by David Dardis, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Yves C. de Balmann	John Richardson
Bradley Halverson	Nneka Rimmer
Charles Harrington	Dhiaa Jamil
Julie Holzrichter	Eileen Paterson
Ashish Khandpur	Peter Oppenheimer
Robert Lawless

By:	/s/ DAVID DARDIS	February 18, 2025
Name:	David Dardis

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2025.

CONSTELLATION ENERGY GENERATION, LLC

By:	/s/ JOSEPH DOMINGUEZ
Name:	Joseph Dominguez
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of February, 2025.

Signature	Title

/s/ JOSEPH DOMINGUEZ	President and Chief Executive Officer (Principal Executive Officer)
Joseph Dominguez

/s/ DANIEL L. EGGERS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Daniel L. Eggers

/s/ MATTHEW N. BAUER	Senior Vice President and Controller (Principal Accounting Officer)
Matthew N. Bauer