Form 10-Q
period 2025-03-31
Constellation Energy Corp; CONSTELLATION ENERGY GENERATION LLC
filed 2025-05-06
CIK 1868275, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares outstanding of each registrant’s common stock as of April 30, 2025 was as follows:

Constellation Energy Corporation Common Stock, without par value	313,417,370
Constellation Energy Generation, LLC	Not applicable

GLOSSARY OF TERMS AND ABBREVIATIONS
Constellation Energy Corporation and Related Entities
CEG Parent	Constellation Energy Corporation
Constellation	Constellation Energy Generation, LLC
Registrants	CEG Parent and Constellation, collectively
Antelope Valley	Antelope Valley Solar Ranch One
Continental Wind	Continental Wind LLC
Crane	Crane Clean Energy Center (formerly known as Three Mile Island Unit 1)
CRP	Constellation Renewables Partners, LLC
NER	NewEnergy Receivables LLC
RPG	Renewable Power Generation, LLC
STP	South Texas Project nuclear generating station
West Medway II	West Medway Generating Station II

Former Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
AEP Texas	American Electric Power Texas
AESO	Alberta Electric Systems Operator
AOCI	Accumulated Other Comprehensive Income (Loss)
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ASR	Accelerated Share Repurchase
CAISO	California ISO
CenterPoint	CenterPoint Energy Houston Electric, LLC
Clean Air Act	Clean Air Act of 1963, as amended
CMC	Carbon Mitigation Credit
CODM	Chief Operating Decision Maker
DOE	United States Department of Energy
DOJ	United States Department of Justice
DPP	Deferred Purchase Price
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Former PECO Units	Limerick, Peach Bottom, and Salem nuclear generating units
Former ComEd Units	Braidwood, Byron, Dresden, LaSalle and Quad Cities nuclear generating units
FRCC	Florida Reliability Coordinating Council
GAAP	Generally Accepted Accounting Principles in the United States
GDP	Gross Domestic Product
GHG	Greenhouse Gas
GW	Gigawatt
GWh	Gigawatt hour
ICE	Intercontinental Exchange
IPA	Illinois Power Agency
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
ITC	Investment Tax Credit
MISO	Midcontinent Independent System Operator, Inc.
Moody's	Moody’s Investors Service, Inc.
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
NASDAQ	Nasdaq Stock Market, LLC
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NGX	Natural Gas Exchange, Inc.

Non-Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NPNS	Normal Purchase Normal Sale scope exception
NRC	Nuclear Regulatory Commission
NYISO	New York ISO
NYMEX	New York Mercantile Exchange
NYPSC	New York Public Service Commission
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
Pension Protection Act	Pension Protection Act of 2006
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PP&E	Property, Plant, and Equipment
PSDAR	Post-shutdown Decommissioning Activities Report
PSEG	Public Service Enterprise Group Incorporated
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
Regulatory Agreement Units
Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting (includes the Former ComEd Units, the Former PECO Units and STP)

RNF	Operating Revenues Net of Purchased Power and Fuel Expense
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a Standard & Poor’s Financial Services LLC business
SEC	United States Securities and Exchange Commission
SERC	SERC Reliability Corporation (formerly Southeast Electric Reliability Council)
SNF	Spent Nuclear Fuel
SOFR	Secured Overnight Financing Rate
SPP	Southwest Power Pool
STPNOC	STP Nuclear Operating Company
TMA	Tax Matters Agreement
TWh	Terawatt-hour
U.S. Treasury	U.S. Department of the Treasury
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council
ZEC	Zero Emission Credit

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. Words such as “could,” “may,” “expects,” “anticipates,” “will,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic, and financial performance, are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the proposed transaction between Constellation and Calpine Corporation, the expected closing of the proposed transaction and the timing thereof. This includes statements regarding the financing of the proposed transaction and the pro forma combined company and its operations, strategies and plans, enhancements to investment-grade credit profile, synergies, opportunities and anticipated future performance and capital structure, and expected accretion to earnings per share and free cash flow. Information adjusted for the proposed transaction should not be considered a forecast of future results.
Forward-looking statements are based on current expectations, estimates and assumptions that involve a number of risks and uncertainties that could cause actual results to differ materially from those projected. The factors that could cause actual results to differ materially from the forward-looking statements made by us include those factors discussed herein, as well as the items discussed in (1) the Registrants' combined 2024 Annual Report on Form 10-K in (a) Part I, ITEM 1A. Risk Factors, (b) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 18 — Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part II, ITEM 1A. Risk Factors, (b) Part I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part I, ITEM 1. Financial Statements: Note 13 — Commitments and Contingencies; and (3) other factors discussed in filings with the SEC by the Registrants.
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
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Operating revenues	$6,788	$6,161
Operating expenses
Purchased power and fuel	4,384	3,417
Operating and maintenance	1,545	1,486
Depreciation and amortization	248	306
Taxes other than income taxes	160	139
Total operating expenses	6,337	5,348
Operating income (loss)	451	813
Other income and (deductions)
Interest expense, net	(146)	(127)
Other, net	(154)	362
Total other income and (deductions)	(300)	235
Income (loss) before income taxes	151	1,048
Income tax (benefit) expense	22	165
Net income (loss)	129	883
Net income (loss) attributable to noncontrolling interests	11	—
Net income (loss) attributable to common shareholders	$118	$883
Comprehensive income (loss), net of income taxes
Net income (loss)	$129	$883
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	—	(1)
Actuarial loss reclassified to periodic cost	17	18
Pension and non-pension postretirement benefit plan valuation adjustment	(34)	(3)
Unrealized gain (loss) on cash flow hedges	2	—
Unrealized gain (loss) on foreign currency translation	8	(3)
Other comprehensive income (loss), net of income taxes	(7)	11
Comprehensive income (loss)	122	894
Comprehensive income (loss) attributable to noncontrolling interests	11	—
Comprehensive income (loss) attributable to common shareholders	$111	$894

Average shares of common stock outstanding:
Basic	313	317
Assumed exercise and/or distributions of stock-based awards	1	1
Diluted	314	318

Earnings per average common share
Basic	$0.38	$2.79
Diluted	$0.38	$2.78
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows from operating activities
Net income (loss)	$129	$883
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	640	694
Deferred income taxes and amortization of ITCs	(98)	9
Net fair value changes related to derivatives	356	(186)
Net realized and unrealized (gains) losses on NDT funds	(44)	(192)
Net realized and unrealized (gains) losses on equity investments	268	(47)
Other non-cash operating activities	47	(41)
Changes in assets and liabilities:
Accounts receivable	(15)	464
Inventories	98	114
Accounts payable and accrued expenses	(290)	(382)
Option premiums received (paid), net	26	74
Collateral received (posted), net	(486)	297
Income taxes	120	159
Pension and non-pension postretirement benefit contributions	(174)	(177)
Other assets and liabilities	(470)	(2,392)
Net cash flows provided by (used in) operating activities	107	(723)
Cash flows from investing activities
Capital expenditures	(806)	(738)
Proceeds from NDT fund sales	2,084	1,779
Investment in NDT funds	(2,152)	(1,847)
Collection of DPP, net	—	1,644
Acquisitions of assets and businesses	(5)	(14)
Other investing activities	(7)	6
Net cash flows provided by (used in) investing activities	(886)	830
Cash flows from financing activities
Change in short-term borrowings	—	165
Proceeds from short-term borrowings with maturities greater than 90 days	—	200
Repayments of short-term borrowings with maturities greater than 90 days	—	(500)
Issuance of long-term debt	—	900
Retirement of long-term debt	(57)	(32)
Dividends paid on common stock	(122)	(112)
Repurchases of common stock	—	(499)
Other financing activities	(229)	(38)
Net cash flows provided by (used in) financing activities	(408)	84
Increase (decrease) in cash, restricted cash, and cash equivalents	(1,187)	191
Cash, restricted cash, and cash equivalents at beginning of period	3,129	454
Cash, restricted cash, and cash equivalents at end of period	$1,942	$645

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$10	$110
Increase (decrease) in DPP	—	1,812
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,846	$3,022
Restricted cash and cash equivalents	96	107
Accounts receivable
Customer accounts receivable (net of allowance for credit losses of $194 and $190 as of March 31, 2025 and December 31, 2024, respectively)	3,193	3,116
Other accounts receivable (net of allowance for credit losses of $6 as of March 31, 2025 and December 31, 2024)	444	602
Mark-to-market derivative assets	858	843
Inventories, net
Natural gas, oil, and emission allowances	148	243
Materials and supplies	1,354	1,357
Renewable energy credits	914	797
Other	778	689
Total current assets	9,631	10,776
Property, plant, and equipment (net of accumulated depreciation and amortization of $18,377 and $18,088 as of March 31, 2025 and December 31, 2024, respectively)	21,566	21,235
Deferred debits and other assets
Nuclear decommissioning trust funds	17,472	17,305
Investments	386	640
Goodwill	420	420
Mark-to-market derivative assets	485	372
Other	2,292	2,178
Total deferred debits and other assets	21,055	20,915
Total assets(a)	$52,252	$52,926
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current liabilities
Long-term debt due within one year	$1,037	$1,028
Accounts payable and accrued expenses	3,614	3,943
Mark-to-market derivative liabilities	550	467
Renewable energy credit obligation	1,001	1,076
Other	343	332
Total current liabilities	6,545	6,846
Long-term debt	7,321	7,384
Deferred credits and other liabilities
Deferred income taxes and unamortized ITCs	3,226	3,331
Asset retirement obligations	12,524	12,449
Pension and non-pension postretirement benefit obligations	1,755	1,875
Spent nuclear fuel obligation	1,381	1,366
Payables related to Regulatory Agreement Units	4,593	4,518
Mark-to-market derivative liabilities	358	399
Other	1,215	1,219
Total deferred credits and other liabilities	25,052	25,157
Total liabilities(a)	38,918	39,387
Commitments and contingencies (Note 13)
Shareholders' equity
Common stock (No par value, 1,000 shares authorized, 313 shares outstanding as of March 31, 2025 and December 31, 2024)	11,203	11,402
Retained earnings (deficit)	4,062	4,066
Accumulated other comprehensive income (loss), net	(2,309)	(2,302)
Total shareholders' equity	12,956	13,166
Noncontrolling interests	378	373
Total equity	13,334	13,539
Total liabilities and shareholders' equity	$52,252	$52,926
__________
(a)Our consolidated assets include $4,566 million and $4,318 million at March 31, 2025 and December 31, 2024, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Our consolidated liabilities include $929 million and $968 million at March 31, 2025 and December 31, 2024, respectively, of certain VIEs for which the VIE creditors do not have recourse to us. See Note 15 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2025
	Shareholders' Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	312,838	$11,402	$4,066	$(2,302)	$373	$13,539
Net Income (loss)	—	—	118	—	11	129
Employee incentive plans	547	(49)	—	—	—	(49)
Changes in equity of noncontrolling interests	—	—	—	—	(6)	(6)
Common stock dividends ($0.3878/common share)	—	—	(122)	—	—	(122)
Capped call option contracts	—	(150)	—	—	—	(150)
Other comprehensive income (loss), net of income taxes	—	—	—	(7)	—	(7)
Balance, March 31, 2025	313,385	$11,203	$4,062	$(2,309)	$378	$13,334

	Three Months Ended March 31, 2024
	Shareholders' Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	317,472	$12,355	$761	$(2,191)	$361	$11,286
Net Income (loss)	—	—	883	—	—	883
Employee incentive plans	661	(4)	—	—	—	(4)
Common stock dividends ($0.3525/common share)	—	—	(112)	—	—	(112)
Common stock repurchased	(2,900)	(504)	—	—	—	(504)
Other comprehensive income (loss), net of income taxes	—	—	—	11	—	11
Balance, March 31, 2024	315,233	$11,847	$1,532	$(2,180)	$361	$11,560
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Operating revenues	$6,788	$6,161
Operating expenses
Purchased power and fuel	4,384	3,417
Operating and maintenance	1,545	1,486
Depreciation and amortization	248	306
Taxes other than income taxes	160	139
Total operating expenses	6,337	5,348
Operating income (loss)	451	813
Other income and (deductions)
Interest expense, net	(146)	(127)
Other, net	(154)	362
Total other income and (deductions)	(300)	235
Income (loss) before income taxes	151	1,048
Income tax (benefit) expense	22	165
Net income (loss)	129	883
Net income (loss) attributable to noncontrolling interests	11	—
Net income (loss) attributable to membership interest	$118	$883
Comprehensive income (loss), net of income taxes
Net income (loss)	$129	$883
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	—	(1)
Actuarial loss reclassified to periodic cost	17	18
Pension and non-pension postretirement benefit plan valuation adjustment	(34)	(3)
Unrealized gain (loss) on cash flow hedges	2	—
Unrealized gain (loss) on foreign currency translation	8	(3)
Other comprehensive income (loss), net of income taxes	(7)	11
Comprehensive income (loss)	122	894
Comprehensive income (loss) attributable to noncontrolling interests	11	—
Comprehensive income (loss) attributable to membership interest	$111	$894
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows from operating activities
Net income (loss)	$129	$883
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	640	694
Deferred income taxes and amortization of ITCs	(98)	9
Net fair value changes related to derivatives	356	(186)
Net realized and unrealized (gains) losses on NDT funds	(44)	(192)
Net realized and unrealized (gains) losses on equity investments	268	(47)
Other non-cash operating activities	24	(62)
Changes in assets and liabilities:
Accounts receivable	(15)	465
Receivables from and payables to affiliates, net	(259)	(32)
Inventories	98	114
Accounts payable and accrued expenses	(301)	(380)
Option premiums received (paid), net	26	74
Collateral received (posted), net	(486)	297
Income taxes	120	159
Pension and non-pension postretirement benefit contributions	(174)	(177)
Other assets and liabilities	(257)	(2,378)
Net cash flows provided by (used in) operating activities	27	(759)
Cash flows from investing activities
Capital expenditures	(806)	(738)
Proceeds from NDT fund sales	2,084	1,779
Investment in NDT funds	(2,152)	(1,847)
Collection of DPP, net	—	1,644
Acquisitions of assets and businesses	(5)	(14)
Other investing activities	(7)	6
Net cash flows provided by (used in) investing activities	(886)	830
Cash flows from financing activities
Change in short-term borrowings	—	165
Proceeds from short-term borrowings with maturities greater than 90 days	—	200
Repayments of short-term borrowings with maturities greater than 90 days	—	(500)
Issuance of long-term debt	—	900
Retirement of long-term debt	(57)	(32)
Distributions to member	(272)	(610)
Other financing activities	(5)	(10)
Net cash flows provided by (used in) financing activities	(334)	113
Increase (decrease) in cash, restricted cash, and cash equivalents	(1,193)	184
Cash, restricted cash, and cash equivalents at beginning of period	3,115	440
Cash, restricted cash, and cash equivalents at end of period	$1,922	$624

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$10	$110
Increase (decrease) in DPP	—	1,812
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,836	$3,018
Restricted cash and cash equivalents	86	97
Accounts receivable
Customer accounts receivable (net of allowance for credit losses of $194 and $190 as of March 31, 2025 and December 31, 2024, respectively)	3,193	3,116
Other accounts receivable (net of allowance for credit losses of $6 as of March 31, 2025 and December 31, 2024)	429	587
Mark-to-market derivative assets	858	843
Inventories, net
Natural gas, oil, and emission allowances	148	243
Materials and supplies	1,354	1,357
Renewable energy credits	914	797
Other	778	689
Total current assets	9,596	10,747
Property, plant, and equipment (net of accumulated depreciation and amortization of $18,377 and $18,088 as of March 31, 2025 and December 31, 2024, respectively)	21,566	21,235
Deferred debits and other assets
Nuclear decommissioning trust funds	17,472	17,305
Investments	386	640
Goodwill	420	420
Mark-to-market derivative assets	485	372
Other	2,288	2,174
Total deferred debits and other assets	21,051	20,911
Total assets(a)	$52,213	$52,893
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current liabilities
Long-term debt due within one year	$1,037	$1,028
Accounts payable and accrued expenses	3,443	3,696
Payables to affiliates	90	349
Mark-to-market derivative liabilities	550	467
Renewable energy credit obligation	1,001	1,076
Other	340	328
Total current liabilities	6,461	6,944
Long-term debt	7,321	7,384
Deferred credits and other liabilities
Deferred income taxes and unamortized ITCs	3,226	3,331
Asset retirement obligations	12,524	12,449
Pension and non-pension postretirement benefit obligations	1,755	1,875
Spent nuclear fuel obligation	1,381	1,366
Payables related to Regulatory Agreement Units	4,593	4,518
Mark-to-market derivative liabilities	358	399
Other	1,167	1,044
Total deferred credits and other liabilities	25,004	24,982
Total liabilities(a)	38,786	39,310
Commitments and contingencies (Note 13)
Equity
Member’s equity
Membership interest	10,388	10,538
Undistributed earnings (deficit)	4,970	4,974
Accumulated other comprehensive income (loss), net	(2,309)	(2,302)
Total member’s equity	13,049	13,210
Noncontrolling interests	378	373
Total equity	13,427	13,583
Total liabilities and equity	$52,213	$52,893
__________
(a)Our consolidated assets include $4,566 million and $4,318 million as of March 31, 2025 and December 31, 2024, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Our consolidated liabilities include $929 million and $968 million as of March 31, 2025 and December 31, 2024, respectively, of certain VIEs for which the VIE creditors do not have recourse to us. See Note 15 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2025
	Member's Equity
(In millions)	Membership Interest	Undistributed Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$10,538	$4,974	$(2,302)	$373	$13,583
Net Income (loss)	—	118	—	11	129
Changes in equity of noncontrolling interests	—	—	—	(6)	(6)
Distributions to member	(150)	(122)	—	—	(272)
Other comprehensive income (loss), net of income taxes	—	—	(7)	—	(7)
Balance, March 31, 2025	$10,388	$4,970	$(2,309)	$378	$13,427

	Three Months Ended March 31, 2024
	Member's Equity
(In millions)	Membership Interest	Undistributed Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$11,537	$1,667	$(2,191)	$361	$11,374
Net Income (loss)	—	883	—	—	883
Distributions to member	(499)	(111)	—	—	(610)
Other comprehensive income (loss), net of income taxes	—	—	11	—	11
Balance, March 31, 2024	$11,038	$2,439	$(2,180)	$361	$11,658
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
Basis of Presentation
The accompanying Consolidated Financial Statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited but, in our opinion, include all adjustments that are considered necessary for the fair presentation of the financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, unless otherwise disclosed. The Consolidated Financial Statements include the accounts of our subsidiaries and all intercompany transactions have been eliminated. Constellation's December 31, 2024 Consolidated Balance Sheet was derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2025. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Amounts disclosed relate to CEG Parent and Constellation unless specifically noted as relating to CEG Parent only. Unless otherwise indicated or the context otherwise requires, references herein to the terms “we,” “us,” and “our” refer collectively to CEG Parent and Constellation.
Summary of Significant Accounting Policies
See Note 1 — Basis of Presentation of our 2024 Form 10-K for additional information on significant accounting policies.
2. Mergers, Acquisitions, and Dispositions
Proposed Acquisition of Calpine Corporation
On January 10, 2025, we entered an agreement and plan of merger (Merger Agreement) with Calpine Corporation (Calpine) under which we will acquire all the outstanding equity interests of Calpine in a cash and stock transaction. Calpine owns and operates a generation fleet of natural gas, geothermal, battery storage, and solar assets with over 27 GWs of generation capacity, in addition to a competitive retail electric supplier platform serving approximately 60 TWhs of load annually. The merger consideration at closing will consist of an aggregate of 50 million newly issued shares of our common stock, no par value, and $4.5 billion in cash. We will also assume approximately $12.7 billion of Calpine’s outstanding debt. We expect to fund the cash portion of the transaction through a combination of cash on hand and cash flow generated by Calpine in the period between signing and closing of the transaction (that will be assumed at closing). Per the terms of the Merger Agreement, consummation of the transaction is to occur by December 31, 2025 (which date may be automatically extended to June 1, 2026, as further provided in the Merger Agreement). See Note 2 — Mergers, Acquisitions, and Dispositions of our 2024 Form 10-K for additional information.
Through March 31, 2025, fees incurred as part of the acquisition were not material to the Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 2 — Mergers, Acquisitions, and Dispositions
Acquisition of Joint Ownership in South Texas Project
In November 2023, we completed the acquisition of NRG South Texas LP (renamed and converted as Constellation South Texas, LLC), which owns a 44% undivided ownership interest in the jointly owned STP, a 2,645 MW, dual-unit nuclear plant located in Bay City, Texas. The consideration transferred was $1.66 billion. Other owners include City Public Service Board of San Antonio (CPS, 40%) and the City of Austin, Texas (Austin, 16%). See Note 2 — Mergers, Acquisitions, and Dispositions of our 2024 Form 10-K for additional information.
In May 2024, we executed a settlement agreement with all parties (CPS/City of San Antonio, Austin, and NRG Energy, Inc.), resolving all litigation involving our purchase of the ownership interest in STP. The terms of the settlement include us selling a 2% ownership interest in STP to CPS at the same price and terms that we paid NRG Energy, Inc. for our 44% interest, subject to regulatory approvals from the NRC and the Public Utility Commission of Texas. Pursuant to the settlement, CPS and Austin filed Notices of Dismissal with Prejudice with the Court, which ends the litigation, and likewise withdrew their pending objections to the sale with the NRC. As a result of the settlement, we have reflected assets and liabilities associated with a 2% undivided ownership interest in STP as held for sale. The held for sale amounts are included in the Other current assets and Other current liabilities balances in the Consolidated Balance Sheets as of March 31, 2025. Closing is expected to occur within the first half of 2025. Upon closing of the sale, we and CPS will each own a 42% interest in STP, and Austin’s interest will remain at 16%. The terms of settlement are not expected to have a material impact on our consolidated financial statements.
3. Revenue from Contracts with Customers
We recognize revenue from contracts with customers to depict the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. Our primary sources of revenue include competitive sales of power, natural gas, and other energy-related products and sustainable solutions.
See Note 4 — Revenue from Contracts with Customers of our 2024 Form 10-K for additional information regarding the performance obligations, revenue recognition, and payment terms associated with these sources of revenue.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2025. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years. This disclosure excludes mark-to-market derivatives and certain power and gas sales contracts which contain variable volumes and/or variable pricing.

	2025	2026	2027	2028	2029 and thereafter	Total
Remaining performance obligations	$164	$238	$156	$94	$210	$862
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 4 — Segment Information
The following tables, which relate directly to our Consolidated Statements of Operations and Comprehensive Income, provide the reconciliation of operating revenues, purchased power and fuel expenses, and RNF for our reportable segments for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
	Revenues from contracts with customers	Other revenues(a)	Total Operating revenues	Total Purchased power and fuel expenses	Total RNF
Mid-Atlantic	$1,606	$59	$1,665	$(856)	$809
Midwest	1,310	94	1,404	(554)	850
New York	675	(113)	562	(161)	401
ERCOT	301	97	398	(184)	214
Other Power Regions	1,377	179	1,556	(1,362)	194
Total Reportable Segments	5,269	316	5,585	(3,117)	2,468
Other(b)	837	366	1,203	(1,267)	(64)
Total Consolidated Results	$6,106	$682	$6,788	$(4,384)	$2,404

	Three Months Ended March 31, 2024
	Revenues from contracts with customers	Other revenues(a)	Total Operating revenues	Total Purchased power and fuel expenses	Total RNF
Mid-Atlantic	$1,356	$(114)	$1,242	$(568)	$674
Midwest	1,000	94	1,094	(391)	703
New York	492	21	513	(169)	344
ERCOT	237	84	321	(112)	209
Other Power Regions	1,437	187	1,624	(1,256)	368
Total Reportable Segments	4,522	272	4,794	(2,496)	2,298
Other(b)	738	629	1,367	(921)	446
Total Consolidated Results	$5,260	$901	$6,161	$(3,417)	$2,744
__________
(a)Includes revenues from nuclear PTCs as well as derivatives and leases. Intersegment activity in all periods presented is not material.
(b)Represents revenue activities not allocated to a region. See text above for a description of included activities. Revenues from contracts with customers includes natural gas revenues of $711 million and $608 million and other revenues includes unrealized mark-to-market losses of $287 million and gains of $64 million, for the three months ended March 31, 2025 and 2024, respectively.
5. Government Assistance
Beginning in 2024, our nuclear units are eligible for a PTC extending through 2032. The nuclear PTC provides a transferable credit up to $15 per MWh (a base credit of $3 per MWh with a five times multiplier provided certain prevailing wage requirements are met) and is subject to phase-out when annual gross receipts are between $25.00 per MWh and $43.75 per MWh. We evaluated and expect to meet the annual prevailing wage requirements at all of our nuclear units and are eligible for the five times multiplier. Both the amount of the PTC and the gross receipts thresholds adjust for inflation annually through the duration of the program based on the GDP price deflator for the preceding calendar year. We expect the inflation factor for 2025 to be published in the second or third quarter of 2025. The benefits of the PTC may be realized through a credit against our federal income taxes or transferred via sale to an unrelated party.
For the three months ended March 31, 2025, we did not record a nuclear PTC benefit as the estimate of full year gross receipts exceeds the phase-out amount for annual gross receipts per MWh for all units. For the three months ended March 31, 2024, our Consolidated Statements of Operations and Comprehensive Income included a nuclear PTC benefit in Operating revenues of approximately $304 million. Our estimates require the exercise of judgment in determining the amount of nuclear PTC expected for each of our nuclear units. The nuclear PTC continues to be the subject of additional guidance, which may be issued from the U.S. Treasury and IRS sometime in 2025, and may materially impact the total amount of the benefits we receive.

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
Cash received in the first quarter of 2025 on sale agreements executed in 2024 was approximately $95 million. There were no agreements for sales of nuclear PTCs executed in the first quarter of 2025 or 2024. As of March 31, 2025, our Consolidated Balance Sheets reflect approximately $130 million of nuclear PTCs within Other deferred debits and other assets. As of December 31, 2024, our Consolidated Balance Sheets reflected $185 million of estimated nuclear PTCs within Other deferred debits and other assets, and $95 million within Other current assets. Additionally, as of March 31, 2025 and December 31, 2024, we recognized a reduction to Accounts payable and accrued expenses in our Consolidated Balance Sheets of $40 million and $150 million, respectively, for estimated nuclear PTCs that we have utilized as a credit against our current federal income taxes payable.
Many of the state-sponsored programs providing compensation for the emissions-free attributes of generation from certain of our nuclear units include contractual or other provisions that require us to refund that compensation up to the amount of the nuclear PTC received or pass through the entirety of the nuclear PTC received. As of March 31, 2025 and December 31, 2024, we have recognized approximately $1,030 million of estimated payables within Other deferred credits and other liabilities, Accounts payable and accrued expenses or as offsets to Customer accounts receivable in our Consolidated Balance Sheets associated with programs requiring refunds or pass through of the nuclear PTC. We recognized a benefit to net operating revenue of approximately $110 million and $69 million (pre-tax) for the three months ended March 31, 2025 and 2024, respectively, associated with these programs in our Consolidated Statements of Operations and Comprehensive Income. As with the actual amount of the nuclear PTC earned, which cannot be determined until after the end of the calendar year, any change resulting from additional guidance received may materially impact amounts due under state-sponsored programs.
6. Accounts Receivable
Allowance for Credit Losses on Accounts Receivable
The following table presents the rollforward of allowance for credit losses on Customer accounts receivable. The activity and balances were not material for the three months ended March 31, 2024.

Balance as of December 31, 2024	$190
Plus: Current period provision for expected credit losses	16
Less: Write-offs, net of recoveries(a)	12
Balance as of March 31, 2025	$194
__________
(a)Recoveries were not material.
The Allowance for credit losses on Other accounts receivable was not material as of the balance sheet dates.
Unbilled Customer Revenue
We recorded $1,057 million and $1,109 million of unbilled customer revenues in Customer accounts receivables, net in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 6 — Accounts Receivable
Sales of Customer Accounts Receivable
In 2020, NER, a bankruptcy remote, special purpose entity, which is wholly owned by us, entered into a revolving accounts receivable financing arrangement with a number of financial institutions and a commercial paper conduit (Purchasers) to sell certain customer accounts receivable (Facility). On December 31, 2024, we amended the Facility. We no longer sell receivables to the Purchasers and all outstanding receivables were assigned back to us. Under the Facility's prior terms, NER sold eligible short-term customer accounts receivable to the Purchasers in exchange for cash and subordinated interest. The transfers were reported as sales of receivables in the consolidated financial statements. The subordinated interest in collections upon the receivables sold to the Purchasers is referred to as the DPP. As a result of the receivables being assigned back to NER under the amended Facility, NER forgave any and all remaining DPP owed by the Purchasers. The reassignment of receivables resulted in the recognition of $1,529 million of Customer accounts receivable as of December 31, 2024. See Note 11 — Debt and Credit Agreements for terms of the amended Facility.
The following table presents our cash proceeds associated with the Facility prior to the amendment.

Three Months Ended March 31, 2024
Proceeds from new transfers(a)	$1,116
Cash collections received on DPP(b)	1,794
Cash collections reinvested in the Facility	$2,910
__________
(a)Customer accounts receivable sold into the Facility was $2,927 million.
(b)Does not include the $150 million net cash payments to the Purchasers.
We previously recognized the cash proceeds received upon sale in Cash flows from operating activities within the Changes in Other assets and liabilities line in the Consolidated Statements of Cash Flows, which was ($1,812) million for the three months ended March 31, 2024. The collection and reinvestment of DPP was recognized in Cash flows from investing activities in the Collection of DPP, net line in the Consolidated Statements of Cash Flows, which was $1,644 million for the three months ended March 31, 2024.
See Note 15 — Variable Interest Entities for additional information on NER.
Other Sales of Customer Accounts Receivables
We are required, under supplier tariffs, to sell customer receivables to certain utility companies at a nominal discount. The total gross receivables sold were $1,147 million and $158 million for the three months ended March 31, 2025 and 2024, respectively. Prior to the Facility amendment discussed in the preceding paragraphs, certain accounts receivable subject to these supplier tariffs were sold to the Purchasers under the Facility.
7. Nuclear Decommissioning
Nuclear Decommissioning Asset Retirement Obligations
We have a legal obligation to decommission our nuclear power plants following the permanent cessation of operations. See Note 10 — Asset Retirement Obligations of our 2024 Form 10-K for additional information regarding AROs and the financial statement impact of changes in estimate.
The following table provides a rollforward of the nuclear decommissioning AROs reflected in the Consolidated Balance Sheets from December 31, 2024 to March 31, 2025:

Balance as of December 31, 2024	$12,186
Accretion expense	154
Net decrease due to changes in, and timing of, estimated future cash flows	(76)
Costs incurred related to decommissioning plants	(4)
Balance as of March 31, 2025	$12,260

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 7 — Nuclear Decommissioning
NDT Funds
We had NDT funds totaling $17,512 million and $17,321 million as of March 31, 2025 and December 31, 2024, respectively. The current portion of the NDT funds, which are included in Other current assets in our Consolidated Balance Sheets, were not material as of March 31, 2025 and December 31, 2024, respectively. See Note 16 — Supplemental Financial Information for additional information on activities of the NDT funds.
Accounting Implications of the Regulatory Agreement Units
See Note 1 — Basis of Presentation and Note 10 — Asset Retirement Obligations of our 2024 Form 10-K for additional information on the Regulatory Agreement Units.
The following table presents our noncurrent payables to ComEd, PECO, CenterPoint, and AEP Texas reflected as Payables related to Regulatory Agreement Units in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
ComEd	$3,798	$3,780
PECO	312	247
CenterPoint	359	365
AEP Texas	124	126
Payables related to Regulatory Agreement Units	$4,593	$4,518
NRC Minimum Funding Requirements
NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts for radiological decommissioning of the facility at the end of its life.
We filed our biennial decommissioning funding status report with the NRC in March 2025 for all units, including our shutdown units, except for STP units which were included in a separate report to the NRC submitted by STPNOC. The status reports demonstrated adequate decommissioning funding assurance based on trust fund values as of December 31, 2024 for all our units except for Peach Bottom Unit 1. Financial assurance for decommissioning Peach Bottom Unit 1 is provided by collections from PECO customers. See Note 10 — Asset Retirement Obligations of our 2024 Form 10-K for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 8 — Income Taxes
8. Income Taxes
Rate Reconciliation
The effective income tax rate varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended March 31,
	2025		2024
U.S. federal statutory income tax	21.0%	$32	21.0%	$220
(Decrease) increase due to:
State income taxes, net of federal income tax benefit(a)	(0.7)	(1)	(6.2)	(64)
Foreign Tax Effects	0.7	1	0.1	1
Tax Credits
PTC	(1.3)	(2)	(6.1)	(64)
Amortization of ITC, including deferred taxes on basis differences	(2.0)	(3)	(0.3)	(3)
Other	(2.0)	(3)	(0.6)	(6)
Nontaxable or Nondeductible Items
Share-based payment awards	(25.2)	(38)	(1.5)	(16)
Excess officers compensation	4.6	7	0.4	4
Other	0.9	1	—	—
Other Adjustments
Qualified NDT fund income and losses	18.6	28	8.9	93
Effective income tax	14.6%	$22	15.7%	$165
__________
(a)State taxes in California, Illinois, Maryland, Massachusetts, and New Jersey made up the majority (greater than 50%) of the tax effect in this category.
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
Responsibility and Indemnification for Taxes. As a former subsidiary of Exelon, we have joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods in which we were included in joint federal and state filings. However, the TMA specifies the portion of this tax liability for which we will bear contractual responsibility, and we and Exelon agreed to indemnify each other against any amounts for which such indemnified party is not responsible. Specifically, we will be liable for taxes due and payable in connection with tax returns that we are required to file. We will also be liable for our share of certain taxes required to be paid by Exelon with respect to taxable years or periods (or portions thereof) ending on or prior to the separation to the extent that we would have been responsible for such taxes under the Exelon tax sharing agreement then existing. As of March 31, 2025 and December 31, 2024, respectively, our Consolidated Balance Sheets reflect $41 million and $39 million in Other deferred credits and other liabilities, for tax liabilities where we maintain contractual responsibility to Exelon.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 8 — Income Taxes
Tax Refunds and Attributes. The TMA provides for the allocation of certain pre-closing tax attributes between us and Exelon. Tax attributes will be allocated in accordance with the principles set forth in the existing Exelon tax sharing agreement, unless otherwise required by law. Under the TMA, we will be entitled to refunds for taxes for which we are responsible. In addition, it is expected that Exelon will have tax attributes that may be used to offset Exelon’s future tax liabilities. A significant portion of such attributes were generated by our business. In February 2024, we executed an amendment to the TMA that modified the timing of Exelon's payment of amounts due to us. As of March 31, 2025 and December 31, 2024, respectively, we had $142 million and $138 million in Other accounts receivable and $197 million and $201 million in Other deferred debits and other assets for the reclassified tax attributes expected to be utilized by Exelon after separation in accordance with the terms of the TMA.
9. Retirement Benefits
Components of Net Periodic Benefit (Credits) Costs
See Note 1 — Basis of Presentation of our 2024 Form 10-K for additional information on where we report the service cost and other non-service cost (credit) components for all plans.
The following tables present the components of our net periodic benefit (credit) cost, prior to capitalization and co-owner allocations, for the three months ended March 31, 2025 and 2024:

	Pension Benefits		OPEB		Total Pension Benefits and OPEB
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024
Components of net periodic benefit (credit) cost:
Service cost	$21	$22	$4	$4	$25	$26
Non-service components of pension benefits & OPEB (credit) cost:
Interest cost	102	95	19	18	121	113
Expected return on assets	(122)	(124)	(8)	(11)	(130)	(135)
Amortization of:
Prior service (credit) cost	—	—	(2)	(2)	(2)	(2)
Actuarial (gain) loss	26	25	(2)	(2)	24	23
Settlement charges	—	3	—	—	—	3
Non-service components of pension benefits & OPEB (credit) cost	6	(1)	7	3	13	2
Net periodic benefit (credit) cost(a)	$27	$21	$11	$7	$38	$28
__________
(a)For the three months ended March 31, 2025 and 2024, the pension benefit and OPEB service costs reflected in the Consolidated Statements of Operations and Comprehensive Income were $23 million and $24 million, respectively, and the non-service components of pension benefits and OPEB costs were $12 million and $2 million, respectively.
10. Derivative Financial Instruments
We use derivative instruments to manage commodity price risk, interest rate risk, and foreign exchange risk related to ongoing business operations.
Authoritative guidance requires that derivative instruments be recognized as either assets or liabilities at fair value, with changes in fair value of the derivative recognized in earnings immediately. Other accounting treatments, including NPNS, are available through special election and designation, provided they meet specific, restrictive criteria both at the time of designation and on an ongoing basis. All derivative instruments, excluding NPNS, are recorded at fair value through earnings. For all NPNS derivative instruments, accounts receivable or accounts payable are recorded when derivatives settle, and revenue or expense is recognized in earnings as the underlying physical commodity is delivered.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Derivative Financial Instruments
Authoritative guidance about offsetting assets and liabilities requires the fair value of derivative instruments to be shown in the Combined Notes to Consolidated Financial Statements on a gross basis, even when the derivative instruments are subject to legally enforceable master netting agreements and qualify for net presentation in the Consolidated Balance Sheets. A master netting agreement is an agreement between two counterparties that may have derivative and non-derivative contracts with each other providing for the net settlement of all referenced contracts via one payment stream, which takes place as the contracts deliver, when collateral is requested or in the event of default. In the tables below, which present fair value balances, our energy-related economic hedges are shown gross. The impact of the netting of fair value balances with the same counterparty that are subject to legally enforceable master netting agreements, as well as netting of cash collateral, including margin on exchange positions, is aggregated in the collateral and netting columns.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Derivative Financial Instruments
The following tables provide a summary of the commodity derivative fair value balances recorded as of March 31, 2025 and December 31, 2024:

March 31, 2025	Economic Hedges	Collateral(a)	Netting(a)	Total
Mark-to-market derivative assets (current)	$7,994	$317	$(7,460)	$851
Mark-to-market derivative assets (noncurrent)	4,736	187	(4,438)	485
Total mark-to-market derivative assets	12,730	504	(11,898)	1,336
Mark-to-market derivative liabilities (current)	(8,338)	334	7,460	(544)
Mark-to-market derivative liabilities (noncurrent)	(5,020)	225	4,438	(357)
Total mark-to-market derivative liabilities	(13,358)	559	11,898	(901)
Total mark-to-market derivative net assets (liabilities)	$(628)	$1,063	$—	$435

December 31, 2024
Mark-to-market derivative assets (current)	$5,518	$152	$(4,860)	$810
Mark-to-market derivative assets (noncurrent)	3,672	120	(3,421)	371
Total mark-to-market derivative assets	9,190	272	(8,281)	1,181
Mark-to-market derivative liabilities (current)	(5,498)	173	4,860	(465)
Mark-to-market derivative liabilities (noncurrent)	(3,961)	141	3,421	(399)
Total mark-to-market derivative liabilities	(9,459)	314	8,281	(864)
Total mark-to-market derivative net assets (liabilities)	$(269)	$586	$—	$317
_________
(a)We net all available amounts allowed in our Consolidated Balance Sheets in accordance with authoritative guidance for derivatives. These amounts include unrealized derivative transactions with the same counterparty under legally enforceable master netting agreements and cash collateral.
Economic Hedges (Commodity Price Risk)
For the three months ended March 31, 2025 and 2024, we recognized the following net pre-tax commodity mark-to-market gains (losses), which are also included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
Income Statement Location	2025	2024
Operating revenues	$(287)	$63
Purchased power and fuel	(37)	125
Total	$(324)	$188
Interest Rate and Foreign Exchange Risk
We utilize interest rate swaps to manage our interest rate exposure and foreign currency derivatives to manage foreign exchange rate exposure associated with international commodity purchases in currencies other than U.S. dollars, both of which are treated as economic hedges. The notional amounts were $712 million and $592 million as of March 31, 2025 and December 31, 2024, respectively.
The mark-to-market derivative assets and liabilities as of March 31, 2025 and December 31, 2024 and the mark-to-market gains and losses associated with management of interest rate and foreign currency risk for the three months ended March 31, 2025 and 2024 were not material. The mark-to-market gains and losses associated with management of interest rate and foreign currency exchange rate risk are also included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.

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
The following tables provide information on the credit exposure for all derivative instruments, NPNS and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2025. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The amounts in the tables below exclude credit risk exposure from individual retail counterparties and exposure through RTOs, ISOs, as well as NYMEX, ICE, NASDAQ, NGX, and Nodal commodity exchanges.

Rating as of March 31, 2025	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure(b)
Investment grade	$854	$42	$812
Non-investment grade	15	3	12
No external ratings
Internally rated — investment grade	149	—	149
Internally rated — non-investment grade	164	49	115
Total	$1,182	$94	$1,088
__________
(a)As of March 31, 2025, credit collateral held from counterparties where we had credit exposure included $26 million of cash and $68 million of letters of credit.
(b)As of March 31, 2025, there are no counterparties with greater than 10% of net exposure in any category.

Net Credit Exposure by Type of Counterparty	As of March 31, 2025
Investor-owned utilities, marketers, power producers	$901
Energy cooperatives and municipalities	73
Financial Institutions	62
Other	52
Total	$1,088

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Derivative Financial Instruments
Credit-Risk-Related Contingent Features
As part of the normal course of business, we routinely enter into physically and financially settled contracts for the purchase and sale of capacity, electricity, fuels, emissions allowances, and other energy-related products. Certain of our derivative instruments contain provisions that require us to post collateral. We also enter into commodity transactions on exchanges where the exchanges act as the counterparty to each trade. Transactions on the exchanges must adhere to comprehensive collateral and margining requirements. This collateral may be posted in the form of cash or credit support with thresholds contingent upon our credit ratings from S&P and Moody's. The collateral and credit support requirements vary by contract and by counterparty. These credit-risk-related contingent features stipulate that if we were to be downgraded or lose our investment grade credit ratings (based on our senior unsecured debt rating), we would be required to provide additional collateral. This incremental collateral requirement allows for the offsetting of derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master netting agreements. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. In such cases, we believe an amount of several months of future payments (e.g., capacity payments) rather than a calculation of fair value is a reasonable estimate for the contingent collateral obligation, which has been factored into the disclosure below.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk-Related Contingent Features	March 31, 2025	December 31, 2024
Gross fair value of derivative contracts containing this feature	$(1,517)	$(1,346)
Offsetting fair value of contracts under master netting arrangements	715	602
Net fair value of derivative contracts containing this feature	$(802)	$(744)
As of March 31, 2025 and December 31, 2024, we posted or held the following amounts of cash collateral and letters of credit on derivative contracts with external counterparties, after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

	March 31, 2025	December 31, 2024
Cash collateral posted(a)	$1,121	$635
Letters of credit posted(a)	769	890
Cash collateral held(a)	58	49
Letters of credit held(a)	120	91
Additional collateral required in the event of a credit downgrade below investment grade (at BB+/Ba1)(b)(c)(d)	2,254	1,949
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
Accounts Receivable Facility
In December 2024, we amended the Facility to provide NER access to revolving loans from a number of financial institutions (Lenders) secured by certain customer accounts receivable. As part of the amendment, the maximum funding limit of the Facility was increased from $1.1 billion to $1.5 billion and the maturity date was extended to December 2027. Under previous terms of the Facility, certain customer accounts receivable were sold to the Purchasers. Immediately following the amendment, all receivables previously sold were assigned back to us and receivables will no longer be sold to the Purchasers under the amendment. Subsequent to the amendment, draws and repayments related to the Facility will be reflected as Proceeds from short-term borrowings and Repayments of short-term borrowings, respectively, in the Consolidated Statements of Cash Flows. Draws on the facility bear interest at a commercial paper rate or a Daily One Month Term SOFR or Term SOFR rate, plus an adder of 0.10% per annum. Interest is payable monthly. There were no draws on the Facility as of March 31, 2025.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Debt and Credit Agreements
As of March 31, 2025 and December 31, 2024, we had the following aggregate bank commitments, credit facility borrowings and available capacity under our respective credit facilities:

March 31, 2025
Facility Type	Aggregate Bank Commitment	Facility Draws	Outstanding Letters of Credit	Outstanding Commercial Paper(a)	Total Available Capacity
Revolving Credit Facility	$4,500	$—	$50	$—	$4,450
Bilaterals(b)	2,350	—	1,117	—	1,233
Accounts Receivable Facility	1,500	—	—	—	1,500
Liquidity Facility	971	—	900	—	35	(c)
Project Finance	137	—	118	—	19
Total	$9,458	$—	$2,185	$—	$7,237

December 31, 2024
Revolving Credit Facility	$4,500	$—	$51	$—	$4,449
Bilaterals	1,850	—	1,095	—	755
Accounts Receivable Facility	1,500	—	—	—	1,500
Liquidity Facility	971	—	907	—	21	(c)
Project Finance	137	—	120	—	17
Total	$8,958	$—	$2,173	$—	$6,742
__________
(a)Our commercial paper program is supported by the revolving credit agreement. In order to maintain our commercial paper program in the amounts indicated above, we must have a credit facility in place, at least equal to the amount of our commercial paper program. As of March 31, 2025 and December 31, 2024, the maximum program size of our commercial paper program was $4.5 billion. We do not issue commercial paper in an aggregate amount exceeding the then available capacity under our credit facility. There were no commercial paper borrowings outstanding as of March 31, 2025 and December 31, 2024.
(b)In January 2025, we initiated a new bilateral credit agreement for $200 million, with no maturity date. In March 2025, a bilateral credit agreement initiated in March 2023 was extended for an additional two years to March 2027. In March 2025, we initiated a new bilateral credit agreement for $300 million, scheduled to mature March 2026.
(c)The maximum amount of the bank commitment is not to exceed $971 million. The aggregate available capacity of the facility is subject to market fluctuations based on the value of U.S. Treasury Securities which determines the amount of collateral held in the trust. We may post additional collateral to borrow up to the maximum bank commitment. As of March 31, 2025 and December 31, 2024, without posting additional collateral, the actual availability of facility, prior to outstanding letters of credit was $935 million and $928 million, respectively.
Long-Term Debt
Debt Issuances and Redemptions
During the three months ended March 31, 2025, the following long-term debt was issued (redeemed):

Type	Interest Rate	Maturity	Amount
Tax Exempt Pollution Control Revenue Bonds	4.45%	March 2025	$(23)
Continental Wind Nonrecourse Debt	6.00%	February 2033	(18)
West Medway II Nonrecourse Debt	1-month SOFR + 3.225%	March 2026	(8)
Antelope Valley DOE Nonrecourse Debt	2.29% - 3.56%	January 2037	(6)
RPG Nonrecourse Debt	4.11%	March 2035	(2)
Total long-term debt issued (redeemed)			$(57)
Debt Covenants
As of March 31, 2025, we are in compliance with all debt covenants.

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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following table presents the carrying amounts and fair values of our long-term debt and SNF obligation as of March 31, 2025 and December 31, 2024. We have no financial liabilities classified as Level 1. The carrying amounts of the short-term liabilities as presented in the Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	March 31, 2025				December 31, 2024
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year	$8,358	$7,781	$700	$8,481	$8,412	$7,805	$716	$8,521
SNF Obligation	1,381	1,284	—	1,284	1,366	1,278	—	1,278
Valuation Techniques Used to Determine Fair Value and Net Asset Value
Our valuation techniques used to measure the fair value and net asset value of the assets and liabilities are in accordance with the policies discussed in Note 17 — Fair Value of Financial Assets and Liabilities of our 2024 Form 10-K.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following table present assets and liabilities measured and recorded at fair value in the Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2025 and December 31, 2024:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$28	$—	$—	$28	$120	$—	$—	$120
NDT fund investments
Cash equivalents(b)	227	168	—	395	187	163	—	350
Equities	5,351	1,652	1	7,004	5,230	1,897	—	7,127
Fixed income	2,111	1,514	373	3,998	2,089	1,462	368	3,919
Private credit	—	—	128	128	—	—	134	134
Assets measured at NAV	—	—	—	5,987	—	—	—	5,791
NDT fund investments subtotal(c)	7,689	3,334	502	17,512	7,506	3,522	502	17,321
Rabbi trust investments	58	40	1	99	58	41	1	100
Investments in equities	98	—	—	98	389	—	—	389
Mark-to-market derivative assets
Economic hedges	1,986	7,493	3,259	12,738	1,278	5,306	2,641	9,225
Effect of netting and allocation of collateral	(1,634)	(7,011)	(2,750)	(11,395)	(1,097)	(4,790)	(2,123)	(8,010)
Mark-to-market derivative assets subtotal	352	482	509	1,343	181	516	518	1,215
Total assets measured at fair value	8,225	3,856	1,012	19,080	8,254	4,079	1,021	19,145

Liabilities
Mark-to-market derivative liabilities
Economic hedges	(1,947)	(7,939)	(3,480)	(13,366)	(1,222)	(5,462)	(2,778)	(9,462)
Effect of netting and allocation of collateral	1,875	7,630	2,953	12,458	1,180	5,157	2,259	8,596
Mark-to-market derivative liabilities subtotal	(72)	(309)	(527)	(908)	(42)	(305)	(519)	(866)
Deferred compensation obligation	—	(89)	—	(89)	—	(93)	—	(93)
Total liabilities measured at fair value	(72)	(398)	(527)	(997)	(42)	(398)	(519)	(959)
Total net assets	$8,153	$3,458	$485	$18,083	$8,212	$3,681	$502	$18,186
__________
(a)CEG Parent has $38 million and $130 million of Level 1 cash equivalents as of March 31, 2025 and December 31, 2024, respectively. We exclude cash of $1,817 million and $2,924 million, and restricted cash of $77 million and $71 million as of March 31, 2025 and December 31, 2024, respectively. CEG Parent has excluded an additional $10 million and $4 million of cash as of March 31, 2025 and December 31, 2024, respectively.
(b)Includes net liabilities of $162 million and $148 million as of March 31, 2025 and December 31, 2024, respectively, which consist of receivables related to pending securities sales, interest and dividend receivables, repurchase agreement obligations, and payables related to pending securities purchases. The repurchase agreements are generally short-term in nature with durations generally of 30 days or less.
(c)Includes total NDT derivative assets and liabilities that are not material, which have notional amounts of $1,254 million and $1,119 million as of March 31, 2025 and December 31, 2024, respectively. The notional principal amounts provide one measure of the transaction volume outstanding as of the periods ended and do not represent the amount of our exposure to credit or market loss.
As of March 31, 2025, our NDTs have outstanding commitments to invest in private credit, private equity, and real assets of $474 million, $286 million, and $621 million, respectively. These commitments will be funded by our existing NDT funds.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities
Equity Security Investments without Readily Determinable Fair Values. We hold investments without readily determinable fair values with carrying amounts of $186 million and $150 million as of March 31, 2025 and December 31, 2024, respectively. Changes in fair value, cumulative adjustments, and impairments were not material for the three months ended March 31, 2025 and the year ended December 31, 2024.
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	NDT Fund Investments	Mark-to-Market Derivatives		Rabbi Trust Investments	Total
Balance as of January 1, 2025	$502	$(1)		$1	$502
Total realized / unrealized gains (losses)
Included in net income (loss)	1	(131)	(a)	—	(130)
Change in collateral	—	67		—	67
Purchases, sales, issuances and settlements
Purchases	—	15		—	15
Sales	—	(3)		—	(3)
Settlements	(2)	—		—	(2)
Transfers into Level 3	1	(1)	(b)	—	—
Transfers out of Level 3	—	36	(b)	—	36
Balance as of March 31, 2025	$502	$(18)		$1	$485
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of March 31, 2025	$1	$(96)		$—	$(95)

	Three Months Ended March 31, 2024
	NDT Fund Investments	Mark-to-Market Derivatives		Rabbi Trust Investments	Total
Balance as of January 1, 2024	$429	$869		$1	$1,299
Total realized / unrealized gains (losses)
Included in net income (loss)	—	(306)	(a)	—	(306)
Included in Payable related to Regulatory Agreement Units	3	—		—	3
Change in collateral	—	33		—	33
Purchases, sales, issuances and settlements
Purchases	33	4		—	37
Sales	—	(44)		—	(44)
Settlements	(5)	(2)		—	(7)
Transfers into Level 3	—	9	(b)	—	9
Transfers out of Level 3	—	(45)	(b)	—	(45)
Balance as of March 31, 2024	$460	$518		$1	$979
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of March 31, 2024	$—	$29		$—	$29
__________
(a)Includes a reduction of ($35) million and ($337) million for realized gains due to the settlement of derivative contracts for the three months ended March 31, 2025 and 2024, respectively.
(b)Transfers into and out of Level 3 generally occur when the contract tenor becomes less and more observable, respectively, primarily due to changes in market liquidity or assumptions for certain commodity contracts.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities
The following table presents the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	Operating Revenues		Purchased Power and Fuel		Other, net
	2025	2024	2025	2024	2025	2024
Total gains (losses) included in net income	$38	$(172)	$(169)	$(136)	$1	$—
Total unrealized gains (losses)	(8)	148	(88)	(119)	1	—
Mark-to-Market Derivatives
The following table presents the significant inputs to the forward curve used to value these positions:

Type of trade	Fair Value as of March 31, 2025	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	2025 Range & Arithmetic Average		2024 Range & Arithmetic Average
Mark-to-market derivatives—Economic hedges(a)(b)	$(221)	$(137)	Discounted Cash Flow	Forward power price	$2.37 - $174	$54	$2.57 - $140	$49
				Forward gas price	$(0.14) - $14	$4.09	$2.09 - $15	$3.68
			Option Model	Volatility percentage	17% - 91%	54%	23% - 141%	57%
__________
(a)The valuation techniques, unobservable inputs, ranges, and arithmetic averages are the same for the asset and liability positions.
(b)The fair values do not include cash collateral posted (received) on Level 3 positions of $203 million and $136 million as of March 31, 2025 and December 31, 2024, respectively.
The inputs listed above, which are as of the balance sheet date, would have a direct impact on the fair values of the above instruments if they were adjusted. The significant unobservable inputs used in the fair value measurement of our commodity derivatives are forward commodity prices and for options is price volatility. Increases (decreases) in the forward commodity price in isolation would result in significantly higher (lower) fair values for long positions (contracts that give us the obligation or option to purchase a commodity), with offsetting impacts to short positions (contracts that give us the obligation or right to sell a commodity). Increases (decreases) in volatility would increase (decrease) the value for the holder of the option (writer of the option). Generally, a change in the estimate of forward commodity prices is unrelated to a change in the estimate of volatility of prices. An increase to the heat rate would increase the fair value accordingly. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 13 — Commitments and Contingencies
13. Commitments and Contingencies
Commitments
Commercial Commitments. Commercial commitments as of March 31, 2025, representing commitments potentially triggered by future events, were as follows:

	Expiration within
	2025	2026	2027	2028	2029	2030 and beyond	Total
Letters of credit	$1,510	$554	$2	$118	$—	$1	$2,185
Surety bonds(a)	482	156	—	214	—	—	852
Total commercial commitments	$1,992	$710	$2	$332	$—	$1	$3,037
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
As of March 31, 2025 and December 31, 2024, we had accrued undiscounted amounts for environmental liabilities of $10 million and $60 million, respectively, in Accounts payable and accrued expenses and $168 million and $169 million, respectively, in Other deferred credits and other liabilities in the Consolidated Balance Sheets. See Note 18 — Commitments and Contingencies of our 2024 Form 10-K for additional information on environmental remediation matters. As of March 31, 2025, and through the date of filing, there have been no material changes in amounts recognized for the matters discussed in our 2024 Form 10-K.
Litigation
General. We are involved in various litigation matters that are being defended and handled in the ordinary course of business. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. We maintain accruals for such losses that are probable of being incurred and subject to reasonable estimation. Management is sometimes unable to estimate an amount or range of reasonably possible loss, particularly where (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.
See Note 18 — Commitments and Contingencies of our 2024 Form 10-K for additional information on litigation matters. As of March 31, 2025, and through the date of filing, there have been no significant developments to the matters discussed in our 2024 Form 10-K.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 13 — Commitments and Contingencies
At March 31, 2025 and December 31, 2024, respectively, we recorded estimated liabilities of approximately $126 million and $125 million for asbestos-related bodily injury claims. These amounts are primarily included in Other deferred credits and other liabilities in the Consolidated Balance Sheets. Current amounts included in Accounts payable and accrued expenses are not material in either of the periods presented. As of March 31, 2025, approximately $17 million related to 208 open claims presented to us, while the remaining $109 million is for estimated future asbestos-related bodily injury claims anticipated to arise through 2055, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, we monitor actual experience against the number of forecasted claims to be received and expected claim payments and evaluate whether adjustments to the estimated liabilities are necessary.
14. Shareholders' Equity
Share Repurchase Program (CEG Parent)
Since 2023, our Board of Directors authorized the repurchase of up to $3 billion of the Company's outstanding common stock. As of March 31, 2025, there was approximately $841 million of remaining authority to repurchase shares of the Company's outstanding common stock, which reflects the impact of the purchases of capped call options. No other repurchase plans or programs have been authorized. See Note 19 — Shareholders' Equity of our 2024 Form 10-K for additional information on our share repurchase program.
During the three months ended March 31, 2025, no share repurchases occurred. During the three months ended March 31, 2024, we repurchased from the open market 1.2 million shares of our common stock for a total cost, inclusive of taxes and transaction costs, of $150 million.
During the first quarter of 2024, we entered into an ASR agreement with a financial institution to initiate share repurchases of our common stock. Under the ASR agreement, we paid a specified amount to the financial institution and received an initial delivery of shares of common stock, which resulted in an immediate reduction in the number of our shares outstanding. Based on the terms of the ASR agreement below, we received an initial share delivery based on 80% of the ASR agreement's cost. Upon settlement of the ASR agreement, the financial institution delivers additional incremental shares. The total number of shares ultimately delivered, and therefore the average price paid per share, is determined at the end of the applicable purchase period of the ASR agreement based on the average of the daily-volume weighted average share price, less a discount.
The following table summarizes the activity of our ASR agreement for the three months ended March 31, 2024:

(in millions, except average price paid per share)
ASR Agreement Initiation	Total Cost	Initial Shares Received	ASR Agreement Settlement	Additional Shares Received	Total Number of Shares Purchased	Average Price Paid per Share
March 2024	$354	1.7	May 2024	0.2	1.9	$182.65
Capped Call Options. In February 2025, we entered into two structured share repurchase agreements. Under these agreements, we were required to make up-front cash payments totaling $150 million in exchange for the right to receive a predetermined amount of shares of our common stock or cash at expiration, depending upon the closing price of our common stock on the respective settlement dates. The agreements expire in May 2025 and August 2025. If either option is exercised, we would receive shares which would reduce the number of our total shares outstanding. If the options are not exercised, we will receive our initial up-front cash payment plus a nominal cash premium at the expiration of the agreements. The cash received will restore the remaining authority available for repurchases. Any prepayments or cash payments at settlement are recorded in Common Stock on our Consolidated Balance Sheet and as a financing activity within our Consolidated Statement of Cash Flows.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Shareholders' Equity
Changes in Accumulated Other Comprehensive Loss (All Registrants)
The following tables present changes in AOCI, net of tax, by component:

Three Months Ended March 31, 2025	Gains (losses) on Cash Flow Hedges	Pension and OPEB Items(a)	Foreign Currency Items	Total
Beginning balance	$(6)	$(2,262)	$(34)	$(2,302)
OCI before reclassifications	—	(34)	8	(26)
Amounts reclassified from AOCI	2	17	—	19
Net current-period OCI	2	(17)	8	(7)
Ending balance	$(4)	$(2,279)	$(26)	$(2,309)

Three Months Ended March 31, 2024
Beginning balance	$(10)	$(2,157)	$(24)	$(2,191)
OCI before reclassifications	—	(3)	(3)	(6)
Amounts reclassified from AOCI	—	17	—	17
Net current-period OCI	—	14	(3)	11
Ending balance	$(10)	$(2,143)	$(27)	$(2,180)
__________
(a)AOCI amounts are included in the computation of net periodic pension and OPEB cost. See Note 9 — Retirement Benefits for additional information. See our Consolidated Statements of Operations and Comprehensive Income for individual components of AOCI.
The following table presents income tax (expense) benefit allocated to each component of our other comprehensive income (loss):

	Three Months Ended March 31,
	2025	2024
Pension and OPEB plans:
Actuarial loss reclassified to periodic benefit cost	$(6)	$(6)
Pension and OPEB plans valuation adjustment	12	2
15. Variable Interest Entities
At March 31, 2025 and December 31, 2024, we consolidated several VIEs or VIE groups for which we are the primary beneficiary (see Consolidated VIEs below) and had significant interests in several other VIEs for which we do not have the power to direct the entities’ activities and, accordingly, we were not the primary beneficiary (see Unconsolidated VIEs below). Consolidated and unconsolidated VIEs are aggregated to the extent that the entities have similar risk profiles.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Variable Interest Entities
Consolidated VIEs
The table below shows the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated financial statements as of March 31, 2025 and December 31, 2024. The assets, except as noted in the footnotes to the table below, can only be used to settle obligations of the VIEs. The liabilities, except as noted in the footnotes to the table below, are such that creditors, or beneficiaries, do not have recourse to our general credit.

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$79	$59
Restricted cash and cash equivalents	31	50
Accounts receivable
Customer accounts receivable, net	2,404	2,134
Other accounts receivable, net	9	12
Inventories, net
Materials and supplies	13	13
Other current assets	35	38
Total current assets	2,571	2,306
Property, plant, and equipment, net	2,007	2,025
Other noncurrent assets	137	142
Total noncurrent assets	2,144	2,167
Total assets(a)	$4,715	$4,473

Long-term debt due within one year	$64	$64
Accounts payable and accrued expenses	37	54
Other current liabilities	1	—
Total current liabilities	102	118
Long-term debt	616	642
Asset retirement obligations	209	206
Other noncurrent liabilities	2	2
Total noncurrent liabilities	827	850
Total liabilities	$929	$968
__________
(a)Our balances include unrestricted assets for current unamortized energy contract assets of $20 million and $22 million, disclosed within other current assets in the table above and noncurrent unamortized energy contract assets of $129 million and $133 million, disclosed within other noncurrent assets in the table above as of March 31, 2025 and December 31, 2024, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Variable Interest Entities
As of March 31, 2025 and December 31, 2024, our consolidated VIEs included the following:

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
NER - A bankruptcy remote, special purpose entity which is 100% owned by us, which purchases certain of our customer accounts receivable arising from the sale of retail electricity and gas.

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
As of March 31, 2025 and December 31, 2024, we had significant unconsolidated variable interests in several VIEs for which we were not the primary beneficiary. These interests include certain equity method investments and certain commercial agreements.
The following table presents summary information about our significant unconsolidated VIE entities:

	March 31, 2025			December 31, 2024
	Commercial Agreement VIEs	Equity Investment VIEs	Total	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$626	$—	$626	$617	$—	$617
Total liabilities(a)	56	—	56	42	—	42
Other ownership interests in VIE(a)	570	—	570	575	—	575
__________
(a)These items represent amounts on the unconsolidated VIE balance sheets, not in the Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs. We do not have any exposure to loss as we do not have a carrying amount in the equity investment VIEs as of March 31, 2025 and December 31, 2024.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Variable Interest Entities
As of March 31, 2025 and December 31, 2024 the unconsolidated VIEs consist of:

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
16. Supplemental Financial Information
Supplemental Statement of Operations and Comprehensive Income Information
The following tables provide additional information about items recorded in the Consolidated Statements of Operations and Comprehensive Income.

	Operating revenues
	Three Months Ended March 31,
	2025	2024
Variable lease income	$52	$52

	Taxes other than income taxes
	Three Months Ended March 31,
	2025	2024
Gross receipts(a)	$38	$33
Property	72	66
Payroll	44	38
Other	6	2
Total taxes other than income taxes	$160	$139
__________
(a)Represent gross receipts taxes related to our retail operations. The offsetting collection of gross receipts taxes from customers is recorded in Operating revenues in the Consolidated Statements of Operations and Comprehensive Income.

	Other, net
	Three Months Ended March 31,
	2025	2024
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory Agreement Units	$243	$166
Non-Regulatory Agreement Units	94	83
Net unrealized gains (losses) on NDT funds
Regulatory Agreement Units	(117)	225
Non-Regulatory Agreement Units	(23)	134
Regulatory offset to NDT fund-related activities(b)	(103)	(312)
Total Decommissioning-related activities	94	296
Net realized and unrealized gains (losses) from equity investments(c)	(268)	47
Other	20	19
Total Other, net	$(154)	$362
__________
(a)Realized income includes interest, dividends and realized gains and losses on sales of NDT fund investments.
(b)Includes the elimination of decommissioning-related activities and the elimination of income taxes related to all NDT fund activity for the Regulatory Agreement Units.
(c)Includes unrealized gains (losses) resulting from an equity investment in a publicly traded company. We record the fair value of this investment in Investments on the Consolidated Balance Sheets based on quoted market price of the stock.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Supplemental Financial Information
Supplemental Cash Flow Information
The following tables provide additional information about items recorded within our Consolidated Statements of Cash Flows.

	Depreciation, amortization, and accretion
	Three Months Ended March 31,
	2025	2024
PP&E(a)	$243	$300
Amortization of intangible assets, net(a)	5	6
Amortization of energy contract assets and liabilities(b)	2	5
Nuclear fuel(c)	232	216
ARO accretion(d)	158	167
Total depreciation, amortization, and accretion	$640	$694
__________
(a)Included in Depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Included in Operating revenues or Purchased power and fuel expense in the Consolidated Statements of Operations and Comprehensive Income.
(c)Included in Purchased power and fuel expense in the Consolidated Statements of Operations and Comprehensive Income.
(d)Included in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.

	Other non-cash operating activities
	CEG Parent		Constellation
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Other decommissioning-related activity(a)	$(74)	$(161)	$(74)	$(161)
Energy-related options(b)	(10)	27	(10)	27
Pension and non-pension postretirement benefit costs	38	28	38	28
Other(c)	93	65	70	44
Total other non-cash operating activities	$47	$(41)	$24	$(62)
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

March 31, 2025	CEG Parent	Constellation
Cash and cash equivalents	$1,846	$1,836
Restricted cash and cash equivalents	96	86
Total cash, restricted cash, and cash equivalents	$1,942	$1,922

December 31, 2024
Cash and cash equivalents	$3,022	$3,018
Restricted cash and cash equivalents	107	97
Total cash, restricted cash, and cash equivalents	$3,129	$3,115

March 31, 2024
Cash and cash equivalents	$562	$557
Restricted cash and cash equivalents	83	67
Total cash, restricted cash, and cash equivalents	$645	$624
For additional information on restricted cash, see Note 1 — Basis of Presentation of our 2024 Form 10-K.
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Consolidated Balance Sheets.

	Accounts payable and accrued expenses
March 31, 2025	CEG Parent	Constellation
Accounts payable	$2,498	$2,466
Compensation-related accruals(a)	404	273
Taxes accrued	287	278

December 31, 2024
Accounts payable	$2,369	$2,348
Compensation-related accruals(a)	907	689
Taxes accrued	232	223
__________
(a)Primarily includes accrued payroll, bonuses and other incentives, vacation, and benefits.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Significant Transactions and Developments
Proposed Acquisition of Calpine Corporation
On January 10, 2025, we entered an agreement and plan of merger (Merger Agreement) with Calpine Corporation (Calpine) under which we will acquire all the outstanding equity interests of Calpine in a cash and stock transaction. Calpine owns and operates a generation fleet of natural gas, geothermal, battery storage, and solar assets with over 27 GWs of generation capacity, in addition to a competitive retail electric supplier platform with 60 TWhs of load annually.
This acquisition is complementary to, and aligns strategically with, our existing business operations and provides both increased scale and meaningful market diversification. We will couple the largest producer of clean, carbon-free energy with the reliable, dispatchable natural gas assets of Calpine, and also create the nation’s leading competitive retail electric supplier, providing increased scale, diversification and complementary capabilities that will enable us to meet growing demand with a broader array of energy and sustainability products. The addition of Calpine will strengthen our essential role in providing clean, reliable, and affordable energy as the nation seeks to transition to a more sustainable future, and will better position us to pursue investments in new and existing technologies to meet growing demand.
Completion of the transaction is conditioned upon review of the transaction by the DOJ, and approval by the FERC, NYPSC, and PUCT, in addition to other regulatory bodies, and is also subject to other customary closing conditions. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.
Other Key Business Drivers
Tariffs
The energy sector has been impacted by recent changes in U.S. and foreign trade policies, particularly the introduction and adjustment of tariffs by the U.S. on the import of various energy-related products and materials. Importantly, oil, natural gas, and uranium (including enriched uranium) are currently excluded from most of the recent tariff changes. The imposition of tariffs on imported goods, including electric transformers and other equipment used for power generation, may lead to increased costs for acquiring essential components to maintain, uprate, and operate our generating facilities. We are committed to navigating the current environment through prudent cost management, utilization of supplier relationships, and potential supply alternatives as mitigants for potential price increases. The long-term impact of tariffs on the energy sector remains uncertain and we cannot predict or estimate the impact on future consolidated financial statements.
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

Under a corollary bill, the Department of Energy has begun the process of distributing billions of dollars to support expansion of the domestic nuclear fuel cycle within the United States to improve carbon-free energy security. In November 2024, the Russian government issued a decree imposing temporary restrictions on the export of enriched uranium from Russia to the U.S. but allowing for a special Russian export license to be issued for individual shipments. Our nuclear fuel is obtained predominantly through long-term uranium supply and service contracts. We work with a diverse set of domestic and international suppliers years in advance to procure our nuclear fuel to support our refueling needs and mitigate the risk of exposure to Russian nuclear fuel supply. Recognizing the potential for the continuing conflict to impact our longer-term security and cost of supply, we have entered into contracts to increase the size of our nuclear fuel inventory. Our fuel procurement activities comply with all U.S. and international trade laws and we continue to take advantage of all available avenues to maintain continuity in our nuclear fuel supply, including working with the U.S. Government and our diverse set of suppliers to secure the nuclear fuel needed to continue to operate our nuclear fleet long-term.
Environmental Regulation
Regulation of GHGs from Power Plants under the Clean Air Act. In April 2024, EPA issued a final rule that regulates greenhouse gases from existing coal, new natural gas-fired power plants, and existing oil/gas steam generators under Clean Air Act section 111. The applicable standards are subcategorized by retirement date for existing coal and capacity factor for existing gas. In October 2024, the U.S. Supreme Court rejected a request to temporarily block implementation of EPA's GHG standards. In March 2025, EPA announced that it is reconsidering the rule. The D.C. Circuit granted EPA’s motion to hold the litigation in abeyance.
Good Neighbor Rule. In June 2023, EPA published a final rule called “Federal 'Good Neighbor Plan' for the 2015 Ozone National Ambient Air Quality Standards” also known as the "Transport Rule". The rule, among other things, establishes nitrogen oxides emissions budgets requiring fossil fuel-fired power plants in 23 states to participate in an allowance-based ozone season trading program beginning in 2023. In February 2023, EPA disapproved state implementation plans submitted by 21 states for failure to address their obligations under the "good neighbor" provisions of the Clean Air Act. However, several Regional Courts of Appeals issued orders staying, pending judicial review, EPA's disapproval of several state plans (including Texas). In June 2024, the Supreme Court stayed EPA's rule for the duration of the litigation. In November 2024, EPA issued an administrative stay of the rule. The rule is currently under review on the merits before the D.C. Circuit, but EPA has announced its intent to approve state plans that would replace the Good Neighbor Plan.
Critical Accounting Policies and Estimates
Management makes a number of significant estimates, assumptions, and judgments in the preparation of our financial statements. At March 31, 2025, our critical accounting policies and estimates had not changed significantly from December 31, 2024. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates of our 2024 Form 10-K for further information.
Financial Results of Operations
GAAP Results of Operations. The following table sets forth our consolidated GAAP Net Income (Loss) Attributable to Common Shareholders for the three months ended March 31, 2025 compared to the same period in 2024. For additional information regarding the financial results for the three months ended March 31, 2025 and 2024, see the discussions of Results of Operations below.

	Three Months Ended March 31,		$ Change
	2025	2024
GAAP Net Income (Loss) Attributable to Common Shareholders	$118	$883	$(765)
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
Unless otherwise noted, the income tax impact of each reconciling adjustment between GAAP Net Income (Loss) Attributable to Common Shareholders and Adjusted (non-GAAP) Operating Earnings is based on the marginal statutory federal and state income tax rates, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. For all adjustments except the NDT fund investment returns, which are included in decommissioning-related activities, the marginal statutory income tax rate was 25.5% and 25.1% for the three months ended March 31, 2025 and 2024, respectively. Under IRS regulations, NDT fund investment returns are taxed at different rates for investments if they are in qualified or non-qualified funds. The effective tax rates for the unrealized and realized gains and losses related to NDT funds were 55.3% and 54.8% for the three months ended March 31, 2025 and 2024, respectively. The following table provides a reconciliation between GAAP Net Income (Loss) Attributable to Common Shareholders and Adjusted (non-GAAP) Operating Earnings for the three months ended March 31, 2025 compared to the same period in 2024.

	Three Months Ended March 31,
	2025		2024
(In millions, except per share data)		Earnings Per Share(a)		Earnings Per Share(a)
GAAP Net Income (Loss) Attributable to Common Shareholders	$118	$0.38	$883	$2.78
Unrealized (Gain) Loss on Fair Value Adjustments (net of taxes of $169 and $57, respectively)(b)	505	1.61	(170)	(0.53)
Plant Retirements and Divestitures (net of taxes of $4 and $4, respectively)	11	0.03	12	0.04
Decommissioning-Related Activities (net of taxes of $31 and $139, respectively)(c)	19	0.06	(67)	(0.21)
Pension & OPEB Non-Service (Credits) Costs (net of taxes of $3 and $1, respectively)	9	0.03	2	0.01
Separation Costs (net of taxes of $— and $2, respectively)	—	—	5	0.02
ERP System Implementation Costs (net of taxes of $— and $1, respectively)	—	—	4	0.01
Acquisition-Related Costs (net of taxes of $4 and $—, respectively)(d)	13	0.04	—	—
Income Tax-Related Adjustments(e)	—	—	(88)	(0.28)
Noncontrolling Interests(f)	(2)	(0.01)	(2)	(0.01)
Adjusted (non-GAAP) Operating Earnings	$673	$2.14	$579	$1.82
__________
(a)Amounts may not sum due to rounding. Earnings per share amount is based on average diluted common shares outstanding of 314 million and 318 million for the three months ended March 31, 2025 and 2024, respectively.
(b)Includes mark-to-market on economic hedges, interest rate swaps, and fair value adjustments related to gas imbalances and equity investments.
(c)Reflects all gains and losses associated with NDTs, ARO accretion, ARC depreciation, ARO remeasurement, and impacts of contractual offset for Regulatory Agreement Units.
(d)In 2025, reflects acquisition-related costs associated with the proposed Calpine merger.
(e)In 2024, primarily reflects the adjustment to deferred income taxes due to changes in forecasted apportionment.
(f)Represents elimination of the noncontrolling interest portion of certain adjustments included above.

Results of Operations

	Three Months Ended March 31,		$ Change
	2025	2024
Operating revenues	$6,788	$6,161	$627
Operating expenses
Purchased power and fuel	4,384	3,417	967
Operating and maintenance	1,545	1,486	59
Depreciation and amortization	248	306	(58)
Taxes other than income taxes	160	139	21
Total operating expenses	6,337	5,348	989
Operating income (loss)	451	813	(362)
Other income and (deductions)
Interest expense, net	(146)	(127)	(19)
Other, net	(154)	362	(516)
Total other income and (deductions)	(300)	235	(535)
Income (loss) before income taxes	151	1,048	(897)
Income tax (benefit) expense	22	165	(143)
Net income (loss)	129	883	(754)
Net income (loss) attributable to noncontrolling interests	11	—	11
Net income (loss) attributable to common shareholders	$118	$883	$(765)
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024. The variance in Net income (loss) attributable to common shareholders was unfavorable by ($765) million primarily due to:
•Unfavorable net unrealized losses on economic hedges;
•Higher net unrealized losses on equity investments;
•Unfavorable net realized and unrealized NDT fund investment activity; and
•Absence of nuclear PTC revenues in the current year. See Note 5 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information
The unfavorable items were partially offset by:
•Favorable market and portfolio conditions, primarily driven by higher realized margins on load contracts, generation-to-load optimization, and higher load volumes; and
•Favorable net ZEC revenues.
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

For the three months ended March 31, 2025 compared to 2024, Operating revenues were as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change(a)
Mid-Atlantic	$1,665	$1,242	$423	34.1%
Midwest	1,404	1,094	310	28.3%
New York	562	513	49	9.6%
ERCOT	398	321	77	24.0%
Other Power Regions	1,556	1,624	(68)	(4.2)%
Total reportable segment electric revenues	5,585	4,794	791	16.5%
Other	1,490	1,303	187	14.4%
Mark-to-market gains (losses)	(287)	64	(351)
Total Operating revenues	$6,788	$6,161	$627	10.2%
__________
(a)% Change in mark-to-market is not a meaningful measure.
Sales and Supply Sources. Our sales and supply sources by region are summarized below:

	Three Months Ended March 31,
(GWhs)	2025	2024	Change	% Change
Nuclear Generation(a)
Mid-Atlantic	13,177	13,190	(13)	(0.1)%
Midwest	23,596	23,920	(324)	(1.4)%
New York	6,280	6,079	201	3.3%
ERCOT	2,529	2,202	327	14.9%
Total Nuclear Generation	45,582	45,391	191	0.4%

Natural Gas, Oil, and Renewables
Mid-Atlantic	632	868	(236)	(27.2)%
Midwest	385	339	46	13.6%
ERCOT	3,084	3,516	(432)	(12.3)%
Other Power Regions	1,804	3,551	(1,747)	(49.2)%
Total Natural Gas, Oil, and Renewables	5,905	8,274	(2,369)	(28.6)%

Purchased Power
Mid-Atlantic	4,794	3,370	1,424	42.3%
Midwest	488	308	180	58.4%
ERCOT	659	665	(6)	(0.9)%
Other Power Regions	10,994	10,399	595	5.7%
Total Purchased Power	16,935	14,742	2,193	14.9%

Total Supply/Sales by Region
Mid-Atlantic	18,603	17,428	1,175	6.7%
Midwest	24,469	24,567	(98)	(0.4)%
New York	6,280	6,079	201	3.3%
ERCOT	6,272	6,383	(111)	(1.7)%
Other Power Regions	12,798	13,950	(1,152)	(8.3)%
Total Supply/Sales by Region	68,422	68,407	15	—%
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

	Three Months Ended March 31,
	2025	2024
Nuclear fleet capacity factor	94.1%	93.3%
Refueling outage days	88	78
Non-refueling outage days	—	10
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

	Three Months Ended March 31,
Location (Region)	2025	2024	$ Change	% Change
PJM West (Mid-Atlantic)	$53.69	$34.25	$19.44	56.8%
ComEd (Midwest)	35.31	26.07	9.24	35.4%
Central (New York)	75.31	34.88	40.43	115.9%
North (ERCOT)	31.39	25.72	5.67	22.0%
Southeast Massachusetts (Other)(a)	104.75	44.18	60.57	137.1%
__________
(a)Reflects New England, which comprises the majority of the activity in the Other region.
Capacity Prices. We participate in capacity auctions in each of our major regions, except ERCOT which does not have a capacity market. We also incur capacity costs associated with load served, which are factored into customer sales prices. Capacity prices have a material impact on our operating revenues and purchased power and fuel expense. We report capacity on a net monthly basis within each region in either Operating revenues or Purchased power and fuel expense, depending on our net monthly position. The following table presents the average capacity prices ($/MW Day) for each of our major regions. Prices reflect the weighted average prices for the various auction periods within the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
Location (Region)	2025	2024	$ Change	% Change
Eastern Mid-Atlantic Area Council (Mid-Atlantic)	$53.60	$49.49	$4.11	8.3%
ComEd (Midwest)	28.92	34.13	(5.21)	(15.3)%
Rest of State (New York)	86.33	106.52	(20.19)	(19.0)%
Southeast New England (Other)	949.57	66.67	882.90	1,324.3%

ZEC Prices. We are compensated through state programs for the carbon-free attributes of our nuclear generation. The following table includes the average ZEC reference prices ($/MWh) for each of our major regions in which state programs have been enacted. Gross prices reflect the weighted average price for the various delivery periods within the three months ended March 31, 2025 and 2024 and may not necessarily reflect prices we ultimately realize as a result of interaction with the nuclear PTC discussed below.

	Three Months Ended March 31,
State (Region)(a)	2025	2024	$ Change	% Change
New Jersey (Mid-Atlantic)(b)	$10.00	$9.95	$0.05	0.5%
Illinois (Midwest)	9.38	0.30	9.08	3,026.7%
New York (New York)	18.27	18.27	—	—%
__________
(a)See ITEM 1. BUSINESS, Environmental Matters of our 2024 Form 10-K for additional information on the plants receiving payments through state programs.
(b)The ZEC price is expected to be approximately $10.00/MWh for each delivery period and is subject to an annual update once full year generation is known. Following the latest annual update in August 2024, the ZEC price for the delivery period beginning June 2023 through May 2024 was calculated to be $9.95.

Illinois CMC Price. The price received (paid) for each CMC is determined by the IPA monthly by subtracting energy and capacity index prices from the bid price, which resulted in $32.50 per MWh for the period June 2023 through May 2024, and $33.43 per MWh for the period June 2024 through May 2025. If the monthly CMC price per MWh calculation results in a net positive value, ComEd will multiply that value by the delivered quantity and pay the total to us. If the CMC price per MWh calculation results in a net negative value, we will multiply this value by the delivered quantity and pay the net value to ComEd. The average CMC prices per MWh were ($2.04) and $7.55 for the three months ended March 31, 2025 and 2024, respectively. The average CMC prices may not necessarily reflect prices we ultimately realize as a result of interaction with the nuclear PTC discussed below.
Nuclear PTC. Beginning in 2024, our existing nuclear units are eligible for a PTC extending through 2032. The nuclear PTC provides a transferable credit up to $15 per MWh (a base credit of $3 per MWh with a five times multiplier provided certain prevailing wage requirements are met) and is subject to phase-out when annual gross receipts are between $25.00 per MWh and $43.75 per MWh. We evaluated and expect to meet the annual prevailing wage requirements at all our nuclear units and are eligible for the five times multiplier. Both the amount of the PTC and the gross receipts thresholds adjust for inflation annually through the duration of the program based on the GDP price deflator for the preceding calendar year. We expect the inflation factor for 2025 to be published in the second or third quarter of 2025. The benefits of the PTC may be realized through a credit against our federal income taxes or transferred via sale to an unrelated party.
Many of the state-sponsored programs (e.g., ZECs and CMCs) providing compensation for the emissions-free attributes of generation from certain of our nuclear units include contractual or other provisions that require us to refund that compensation up to the amount of the nuclear PTC received or pass through the entirety of the nuclear PTC received. See Note 5 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information on the nuclear PTC.
For the three months ended March 31, 2025, we did not record a nuclear PTC benefit as the estimate of full year gross receipts exceeds the phase-out amount for annual gross receipts per MWh for all units. The following table summarizes the impacts to Operating revenues related to the benefits of nuclear PTC and state-sponsored programs subject to refund or pass through as described above for the three months ended March 31, 2025 compared to 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Nuclear PTC revenue(a)	$—	$304	$(304)	(100.0)%
State-sponsored programs net revenue(b)	110	69	41	59.4%
__________
(a)Our estimate required the exercise of judgment in determining the amount of nuclear PTC expected for each of our nuclear units. Refer to Note 5 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information.
(b)Includes only state-sponsored programs that have contractual or other provisions that require us to refund that compensation up to the amount of the nuclear PTC received or pass through the entirety of the nuclear PTC received.

For the three months ended March 31, 2025 compared to 2024, changes in Operating revenues by region were approximately as follows:

	Three Months Ended March 31
	$ Change	% Change(a)	Description
Mid-Atlantic	$423	34.1%
• favorable settled economic hedges of $260 due to settled prices relative to hedged prices
• favorable retail load revenue of $155 primarily due to higher contracted energy prices and load volumes
• favorable wholesale load revenue of $90 primarily due to higher contracted energy prices and load volumes; partially offset by
• absence of nuclear PTC revenue of ($85) in the current year

Midwest	310	28.3%
• favorable net generation and wholesale load revenue of $215 primarily due to higher load volumes and contracted energy prices
• favorable settled economic hedges of $200 due to settled prices relative to hedged prices
• favorable retail load revenue of $50 primarily due to higher contracted energy prices and load volumes; partially offset by
• absence of nuclear PTC revenue of ($200) in the current year

New York	49	9.6%
• favorable wholesale load revenue of $75 primarily due to higher contracted energy prices
• favorable retail load revenue of $75 primarily due to higher contracted energy prices; partially offset by
• unfavorable settled economic hedges of ($105) due to settled prices relative to hedged prices

ERCOT	77	24.0%	• no individually significant drivers
Other Power Regions	(68)	(4.2)%	• unfavorable net wholesale load revenue of ($110) primarily due to lower contracted energy prices and load volumes
Other	187	14.4%
• favorable gas revenue, inclusive of settled economic hedges, of $140 primarily due to higher gas prices
• favorable revenues in the United Kingdom, inclusive of settled economic hedges, of $60 primarily due to higher energy prices

Mark-to-market(b)	(351)		• losses on economic hedging activities of ($287) in 2025 compared to gains of $64 in 2024
Total	$627	10.2%
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
For the three months ended March 31, 2025 compared to 2024, Purchased power and fuel expense were as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change(a)
Mid-Atlantic	$856	$568	$288	50.7%
Midwest	554	391	163	41.7%
New York	161	169	(8)	(4.7)%
ERCOT	184	112	72	64.3%
Other Power Regions	1,362	1,256	106	8.4%
Total electric purchased power and fuel	3,117	2,496	621	24.9%
Other	1,233	1,045	188	18.0%
Mark-to-market losses (gains)	34	(124)	158
Total Purchased power and fuel	$4,384	$3,417	$967	28.3%
__________
(a)% Change in mark-to-market is not a meaningful measure.
For the three months ended March 31, 2025 compared to 2024, changes in Purchased power and fuel expense by region were approximately as follows:

	Three Months Ended March 31
	$ Change	% Change(a)	Description
Mid-Atlantic	$288	50.7%	• unfavorable cost of ($250) associated with purchased power to supply load relative to generation volumes primarily due to higher energy prices and increased load served
Midwest	163	41.7%	• unfavorable cost of ($155) associated with purchased power to supply load relative to generation volumes primarily driven by higher net transmission costs
New York	(8)	(4.7)%	• no individually significant drivers
ERCOT	72	64.3%	• unfavorable cost of ($50) associated with purchased power to supply load relative to generation volumes primarily due to higher energy prices
Other Power Regions	106	8.4%
• unfavorable purchased power and fuel of ($620) primarily due to lower generation volumes driven by the retirement of Mystic Units 8 and 9 and higher energy prices; partially offset by
• favorable settlement of economic hedges of $555 due to settled prices relative to hedged prices

Other	188	18.0%
• unfavorable net gas purchases, inclusive of settled economic hedges, of ($90) primarily due to higher gas prices
• unfavorable purchases in the United Kingdom, inclusive of settled economic hedges, of ($60) primarily due to higher energy prices

Mark-to-market(b)	158		• losses on economic hedging activities of ($34) in 2025 compared to gains of $124 in 2024
Total	$967	28.3%
__________
(a)% Change in mark-to-market is not a meaningful measure.
(b)See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on mark-to-market gains and losses.

Other, net was unfavorable for the three months ended March 31, 2025 compared to the same period in 2024, due to activity described in the table below:

	Income (Deductions)
	Three Months Ended March 31,
	2025	2024
Decommissioning-related activities(a)	$94	$296
Net realized and unrealized gains (losses) from equity investments(b)	(268)	47
Other	20	19
Other, net	$(154)	$362
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
(b)Includes unrealized gains (losses) resulting from an equity investment in a publicly traded company. We record the fair value of this investment in Investments on the Consolidated Balance Sheets based on quoted market price of the stock.

Effective income tax rates were 14.6% and 15.7% for the three months ended March 31, 2025 and 2024, respectively. The change in effective tax rate for the three months ended March 31, 2025 and 2024 is not material. See Note 8 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
All results included throughout the liquidity and capital resources section are presented on a GAAP basis.
Our operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. Our business is capital intensive and requires considerable capital resources. We annually evaluate our financing plan and credit line sizing, focusing on maintaining our investment grade ratings while meeting our cash needs to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension and OPEB obligations, and invest in new and existing ventures, such as our acquisition of Calpine. A broad spectrum of financing alternatives beyond the core financing options can be used to meet our needs and fund growth, including monetizing assets in the portfolio via project financing, asset sales, and the use of other financing structures (e.g., joint ventures, minority partners, etc.). Our access to external financing on reasonable terms depends on our credit ratings and current overall capital market business conditions. If these conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to credit facilities with aggregate bank commitments of $9.5 billion. We utilize our credit facilities to support our commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See the “Credit Matters and Cash Requirements” section below for additional information. We expect cash flows to be sufficient to meet operating expenses, financing costs, and capital expenditure requirements. See Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.

Cash Flow Activities
The following table summarizes our cash flow activities for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024	$ Change
Cash, restricted cash, and cash equivalents at beginning of period	$3,129	$454	$2,675
Net cash provided by (used in):
Operating activities	107	(723)	830
Investing activities	(886)	830	(1,716)
Financing activities	(408)	84	(492)
Net increase (decrease) in cash, restricted cash, and cash equivalents	(1,187)	191	(1,378)
Cash, restricted cash, and cash equivalents at end of period	$1,942	$645	$1,297
Net Cash Provided By (Used In) Operating Activities
Cash provided by operating activities was $107 million for the three months ended March 31, 2025, compared to cash used in operating activities of ($723) million for the three months ended March 31, 2024. Changes in our cash flows from operations were generally consistent with changes in results of operations, as adjusted by changes in working capital in the normal course of business. In December 2024, we amended our Accounts Receivable Facility whereby we now retain the rights to our receivables and any changes in our receivable balance flow through operating activities. This increase in cash flows from operating activities was partially offset by cash outflows associated with an increase in collateral postings. See Note 6 — Accounts Receivable and Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Net Cash Provided By (Used In) Investing Activities
Cash used in investing activities was ($886) million for the three months ended March 31, 2025, compared to cash provided by investing activities of $830 million for the three months ended March 31, 2024. The change was primarily due to an amendment of our Accounts Receivable Facility. Prior to the amendment, the collection and reinvestment of proceeds associated with the sale of receivables were treated as cash flows from investing activities in the Consolidated Statements of Cash Flows. As a result of the amendment, cash collections of accounts receivable are now treated as Cash flows from operating activities in the Consolidated Statement of Cash Flows. See Note 6 — Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information.
Net Cash Provided By (Used In) Financing Activities
Cash used in financing activities was ($408) million for the three months ended March 31, 2025, compared to cash provided by financing activities of $84 million for the three months ended March 31, 2024. The change primarily relates to long-term debt and changes in short-term borrowings. Debt issuances and redemptions or repayments vary each year. The remaining change relates to repurchases of common stock during the three months ended March 31, 2024 which was partially offset by the purchases of capped call options during the three months ended March 31, 2025. See Note 11 — Debt and Credit Agreements and Note 14 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
Quarterly dividends declared by our Board of Directors during the three months ended March 31, 2025 and for the second quarter of 2025 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share
First Quarter of 2025	February 18, 2025	March 7, 2025	March 18, 2025	$0.3878
Second Quarter of 2025	April 29, 2025	May 16, 2025	June 6, 2025	$0.3878

Credit Matters and Cash Requirements
We fund liquidity needs for capital expenditures, working capital, energy hedging and other financial commitments through cash flows from operations, public debt offerings, commercial paper markets and large, diversified credit facilities. As of March 31, 2025, we have access to facilities with aggregate bank commitments of $9.5 billion. We had access to the commercial paper markets and had availability under our revolving credit facilities during the first quarter of 2025 to fund our short-term liquidity needs, when necessary. We routinely review the sufficiency of our liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. We closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I, ITEM 1A. RISK FACTORS of our 2024 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
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
Security Ratings
Our access to the capital markets, including the commercial paper market, and our financing costs in those markets, may depend on our securities ratings. A loss of investment grade credit rating would have required a three-notch downgrade by S&P or Moody's from their current levels as of March 31, 2025 of BBB+ and Baa1, to BB+ and Ba1 or below, respectively. As of March 31, 2025, we had $7.2 billion of available capacity under our credit facilities and $1.8 billion of cash on hand. In the event of a credit downgrade below investment grade and a resulting requirement to provide incremental collateral exceeding available capacity under our credit facilities and cash on hand, we would be required to access additional liquidity through the capital markets. Our borrowings are not subject to default or prepayment as a result of a downgrade of our securities, although such a downgrade could increase fees and interest charges under our credit agreements. Our credit ratings were affirmed following the announcement of our proposed acquisition of Calpine.
If we had lost our investment grade credit ratings as of March 31, 2025, we would have been required to provide incremental collateral estimated to be approximately $2.3 billion to meet collateral obligations for derivatives, non-derivatives, NPNS, and applicable payables and receivables, net of the contractual right of offset under master netting agreements.
See Note 10 — Derivative Financial Instruments and Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
Pension and Other Postretirement Benefits
We consider various factors when making qualified pension funding decisions, including actuarially-determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act, and management of the pension obligation. The Pension Protection Act requires the attainment of certain funding levels to avoid benefit restrictions (such as an inability to pay lump sums or to accrue benefits prospectively) and at-risk status (which triggers higher minimum contribution requirements and participant notification). The contributions below reflect a funding strategy to make annual contributions to offset the growth of the liability. Based on this funding strategy and current market conditions, which are both subject to change, our annual qualified pension contribution was made in February 2025 for $161 million. Unlike the qualified pension plans, our non-qualified plans are not subject to statutory minimum contribution requirements.
OPEB plans are also not subject to statutory minimum contribution requirements, though we have funded a portion of our plans. Annually, we evaluate whether additional funding for those plans is needed. For our funded OPEB plans, we consider several factors in determining the level of our contributions, including liabilities management and levels of benefit claims paid. The estimated benefit payments to the non-qualified pension plans in 2025 are approximately $19 million and the planned contributions to the OPEB plans, including estimated benefit payments to unfunded plans, are $22 million. Expected contributions in 2025 or future years could be affected by adjustments in our pension and OPEB funding strategy, market conditions, or pension regulation changes. Refer to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources of our 2024 Form 10-K for additional information on pension and other postretirement benefits.
Cash Requirements for Other Financial Commitments
Refer to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources of our 2024 Form 10-K for additional information on our cash requirements for financial commitments.
Customer Accounts Receivable Financing
We have an accounts receivable financing facility with a number of financial institutions which provides us access to revolving loans secured by certain receivables. See Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
Project Financing
Project financing is based upon a nonrecourse financial structure, in which project debt is paid back from the cash generated by a specific asset or portfolio of assets. Borrowings under these agreements are secured by the assets and equity of each respective project. Lenders do not have recourse against us in the event of a default. If a project financing entity does not maintain compliance with its specific debt covenants, there could be a requirement to accelerate repayment of the associated debt or other project-related borrowings earlier than the stated maturity dates. In these instances, if such repayment were not satisfied, or restructured, the lenders or security holders would generally have rights to foreclose against the project-specific assets and related collateral. The potential requirement to repay the debt or other borrowings earlier than otherwise anticipated could lead to impairments due to a higher likelihood of disposing of the respective project-specific assets significantly before the end of their useful lives. See Note 16 — Debt and Credit Agreements of our 2024 Form 10-K for additional information on project finance credit facilities and nonrecourse debt.
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
As of March 31, 2025, the Crane NDT is fully funded under the SAFSTOR scenario that was the planned decommissioning option, as described in the Crane PSDAR filed with the NRC in April 2019. We will continue to file Crane's decommissioning funding status with the NRC annually until restart, at which point we will file decommissioning funding status reports in accordance with applicable NRC requirements. Additionally, as of March 31, 2025, we have adequate NDT funds for the remaining radiological decommissioning costs at Zion Station related to the Independent Spent Fuel Storage Installation. Decommissioning costs other than radiological may require funding from us. See Liquidity and Capital Resources — NRC Minimum Funding Requirements of our 2024 Form 10-K for information regarding the risk of additional financial assurance for shutdown units.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in millions, unless otherwise noted)
We are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates, and equity prices. We manage these risks through risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. We report risk management issues to the Executive Committee and the Audit and Risk Committee of the Board of Directors. The following discussion serves as an update to ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK of our 2024 Annual Report on Form 10-K incorporated herein by reference.
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
Electricity available from our owned or contracted generation supply in excess of our obligations to customers is sold into the wholesale markets. To reduce commodity price risk caused by market fluctuations, we enter into non-derivative contracts as well as derivative contracts, including swaps, futures, forwards, and options, with approved counterparties to hedge anticipated exposures in locations and periods where our load serving activities do not naturally offset existing generation portfolio risk. Portfolio hedging activities are generally concentrated in the prompt three years, when customer demand and market liquidity enable effective price risk mitigation. We expect the settlement of the majority of our economic hedges will occur during 2025 through 2027. We also enter transactions that further optimize the economic benefits of our overall portfolio.
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
The forecasted market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for our entire economic hedge portfolio associated with a $5/MWh reduction in the annual average around-the-clock energy price based on March 31, 2025 market conditions and hedged position results in an impact to earnings that is not material for 2025 and 2026, respectively, largely due to the nuclear PTC. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Fuel Procurement
We procure natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel is obtained predominantly through long-term contracts for uranium concentrates, conversion services, enrichment services, (or a combination thereof) and fabrication services, including contracts sourced from Russia. The supply markets for uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make our procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. We engage a diverse set of suppliers to secure the nuclear fuel needed to continue to operate our nuclear fleet long-term. Approximately 35% of our uranium concentrate requirements for the remainder of 2025 through 2030 are supplied by three suppliers. To-date, we have not experienced any counterparty credit risk associated with these suppliers stemming from the Russia and Ukraine conflict. In the event of non-performance by these or other suppliers, we believe that replacement uranium concentrate can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Geopolitical developments, including the Russia and Ukraine conflict and United States, United Kingdom,

European Union, and Canadian sanctions against Russia, have the potential to impact delivery from multiple suppliers in the international uranium processing industry. Non-performance by these counterparties could have a material adverse impact on our consolidated financial statements. See ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Other Key Business Drivers for more information on the Russia and Ukraine conflict.
Trading and Non-Trading Marketing Activities
The following table provides detail on changes in our commodity mark-to-market net assets (liabilities) balance sheet position from December 31, 2024 to March 31, 2025. This table incorporates the mark-to-market activities that are immediately recorded in earnings. This table excludes all NPNS contracts. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market commodity contract net assets (liabilities) recorded as of March 31, 2025 and December 31, 2024.

Balance as of December 31, 2024(a)	$317
Total change in fair value of contracts recorded in results of operations	(101)
Reclassification to realized at settlement of contracts recorded in results of operations	(223)
Changes in allocated collateral	477
Net option premium paid (received)	(26)
Option premium amortization	10
Upfront payments and amortizations(b)	(19)
Balance as of March 31, 2025(a)	$435
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

	Maturities Within						Total Fair Value
	2025	2026	2027	2028	2029	2030 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$205	$69	$29	$(15)	$(8)	$—	$280
Prices provided by external sources (Level 2)	72	3	94	(1)	5	—	173
Prices based on model or other valuation methods (Level 3)	74	(59)	(90)	8	(10)	59	(18)
Total	$351	$13	$33	$(8)	$(13)	$59	$435
__________
(a)Represents mark-to-market gains and losses on commodity derivative contracts that are recorded in the results of operations.
(b)Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $1,063 million at March 31, 2025.
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
Interest Rate and Foreign Exchange Risk
We use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. We may also utilize interest rate swaps to manage our interest rate exposure. A hypothetical 50 basis points increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would not have resulted in a material decrease in our earnings for the three months ended March 31, 2025. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, we utilize foreign currency derivatives, which are typically designated as economic hedges. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

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
A hypothetical 25 basis points increase in interest rates and 10% decrease in equity prices would have resulted in a $948 million reduction in the fair value of our NDT trust assets as of March 31, 2025. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See Note 7 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements and Liquidity and Capital Resources section of ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information.
Our employee benefit plan trusts also hold investments in equity and debt securities. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates of our 2024 Form 10-K for further information.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
During the first quarter of 2025, our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in periodic reports that we file or submit with the SEC. These disclosure controls and procedures have been designed to ensure that (a) information relating to our consolidated subsidiaries, is accumulated and made known to our management, including our principal executive officer and principal financial officer, by other employees as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
As of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.
Changes in Internal Control Over Financial Reporting
We continually strive to improve our disclosure controls and procedures to enhance the quality of our financial reporting and to maintain dynamic systems that change as conditions warrant. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, any of our internal control over financial reporting.

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
At March 31, 2025, our risk factors were consistent with the risk factors described in our 2024 Form 10-K in ITEM 1A. RISK FACTORS.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (CEG Parent)
Since 2023, our Board of Directors authorized the repurchase of up to $3 billion of the Company's outstanding common stock. No other repurchase plans or programs have been authorized. In February 2025, we entered into structured repurchase agreements whereby we purchased capped call options to reduce the total cost of our ongoing share repurchase program, all of which were outstanding as of March 31, 2025. See Note 14 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information regarding our share repurchase program.
There were no share repurchases under the program during the three months ended March 31, 2025.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 under Regulation S-K of the Exchange Act).

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

10.1*	Constellation Energy Corporation Non-Employee Director Deferred Stock Unit Plan

10.2*	Form of Restricted Stock Unit Award Agreement under the Constellation Energy Corporation Non-Employee Director Deferred Stock Unit Plan

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 filed by the following officers for the following registrants:

Exhibit No.	Description
31.1	Filed by Joseph Dominguez for Constellation Energy Corporation

31.2	Filed by Daniel L. Eggers for Constellation Energy Corporation

31.3	Filed by Joseph Dominguez for Constellation Energy Generation, LLC

31.4	Filed by Daniel L. Eggers for Constellation Energy Generation, LLC

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 filed by the following officers for the following registrants:

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

May 6, 2025

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

May 6, 2025