Form 10-Q
period 2025-06-30
Constellation Energy Corp; CONSTELLATION ENERGY GENERATION LLC
filed 2025-08-07
CIK 1868275, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares outstanding of each registrant’s common stock as of July 31, 2025 was as follows:

Constellation Energy Corporation Common Stock, without par value	312,405,579
Constellation Energy Generation, LLC	Not applicable

GLOSSARY OF TERMS AND ABBREVIATIONS
Constellation Energy Corporation and Related Entities
CEG Parent	Constellation Energy Corporation
Constellation	Constellation Energy Generation, LLC
Registrants	CEG Parent and Constellation, collectively
Antelope Valley	Antelope Valley Solar Ranch One
Continental Wind	Continental Wind LLC
CR	Constellation Renewables, LLC
Crane	Crane Clean Energy Center (formerly known as Three Mile Island Unit 1)
CRP	Constellation Renewables Partners, LLC
NER	NewEnergy Receivables LLC
RPG	Renewable Power Generation, LLC
STP	South Texas Project nuclear generating station
West Medway II	West Medway Generating Station II

Former Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
AEP Texas	American Electric Power Texas
AESO	Alberta Electric Systems Operator
AOCI	Accumulated Other Comprehensive Income (Loss)
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ASR	Accelerated Share Repurchase
CAISO	California ISO
CenterPoint	CenterPoint Energy Houston Electric, LLC
Clean Air Act	Clean Air Act of 1963, as amended
CMC	Carbon Mitigation Credit
CODM	Chief Operating Decision Maker
DOE	United States Department of Energy
DOJ	United States Department of Justice
DPP	Deferred Purchase Price
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Former PECO Units	Limerick, Peach Bottom, and Salem nuclear generating units
Former ComEd Units	Braidwood, Byron, Dresden, LaSalle and Quad Cities nuclear generating units
FRCC	Florida Reliability Coordinating Council
GAAP	Generally Accepted Accounting Principles in the United States
GDP	Gross Domestic Product
GHG	Greenhouse Gas
GW	Gigawatt
GWh	Gigawatt hour
ICE	Intercontinental Exchange
IPA	Illinois Power Agency
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
ITC	Investment Tax Credit
MISO	Midcontinent Independent System Operator, Inc.
Moody's	Moody’s Investors Service, Inc.
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
NASDAQ	Nasdaq Stock Market, LLC
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NGX	Natural Gas Exchange, Inc.

Non-Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NPNS	Normal Purchase Normal Sale scope exception
NRC	Nuclear Regulatory Commission
NYISO	New York ISO
NYMEX	New York Mercantile Exchange
NYPSC	New York Public Service Commission
OBBBA	One Big Beautiful Bill Act of 2025
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
Pension Protection Act	Pension Protection Act of 2006
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PP&E	Property, Plant, and Equipment
PSDAR	Post-shutdown Decommissioning Activities Report
PSEG	Public Service Enterprise Group Incorporated
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
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
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Operating revenues	$6,101	$5,475	$12,889	$11,637
Operating expenses
Purchased power and fuel	3,132	2,292	7,516	5,709
Operating and maintenance	1,617	1,645	3,162	3,131
Depreciation and amortization	254	296	502	602
Taxes other than income taxes	147	142	307	282
Total operating expenses	5,150	4,375	11,487	9,724
Operating income (loss)	951	1,100	1,402	1,913
Other income and (deductions)
Interest expense, net	(118)	(142)	(264)	(269)
Other, net	440	6	286	368
Total other income and (deductions)	322	(136)	22	99
Income (loss) before income taxes	1,273	964	1,424	2,012
Income tax (benefit) expense	440	154	462	318
Equity in income (losses) of unconsolidated affiliates	—	(1)	—	(2)
Net income (loss)	833	809	962	1,692
Net income (loss) attributable to noncontrolling interests	(6)	(5)	5	(5)
Net income (loss) attributable to common shareholders	$839	$814	$957	$1,697
Comprehensive income (loss), net of income taxes
Net income (loss)	$833	$809	$962	$1,692
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(2)	(1)	(2)	(2)
Actuarial loss reclassified to periodic cost	18	21	35	39
Pension and non-pension postretirement benefit plan valuation adjustment	—	(2)	(34)	(5)
Unrealized gain (loss) on cash flow hedges	1	2	3	2
Unrealized gain (loss) on foreign currency translation	20	(1)	28	(4)
Other comprehensive income (loss), net of income taxes	37	19	30	30
Comprehensive income (loss)	870	828	992	1,722
Comprehensive income (loss) attributable to noncontrolling interests	(6)	(5)	5	(5)
Comprehensive income (loss) attributable to common shareholders	$876	$833	$987	$1,727

Average shares of common stock outstanding:
Basic	314	315	314	316
Assumed exercise and/or distributions of stock-based awards	—	1	—	1
Diluted	314	316	314	317

Earnings per average common share
Basic	$2.67	$2.58	$3.05	$5.37
Diluted	$2.67	$2.58	$3.05	$5.35
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income (loss)	$962	$1,692
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	1,300	1,388
Deferred income taxes and amortization of ITCs	14	191
Net fair value changes related to derivatives	188	(776)
Net realized and unrealized (gains) losses on NDT funds	(336)	(197)
Net realized and unrealized (gains) losses on equity investments	275	11
Other non-cash operating activities	(21)	(65)
Changes in assets and liabilities:
Accounts receivable	208	771
Inventories	17	58
Accounts payable and accrued expenses	(229)	(207)
Option premiums received (paid), net	18	129
Collateral received (posted), net	(242)	868
Income taxes	209	(86)
Pension and non-pension postretirement benefit contributions	(181)	(188)
Other assets and liabilities	(598)	(4,925)
Net cash flows provided by (used in) operating activities	1,584	(1,336)
Cash flows from investing activities
Capital expenditures	(1,573)	(1,284)
Proceeds from NDT fund sales	3,830	2,890
Investment in NDT funds	(3,999)	(3,043)
Collection of DPP, net	—	4,096
Acquisitions of assets and businesses	(10)	(15)
Other investing activities	(6)	6
Net cash flows provided by (used in) investing activities	(1,758)	2,650
Cash flows from financing activities
Change in short-term borrowings	—	(625)
Proceeds from short-term borrowings with maturities greater than 90 days	900	200
Repayments of short-term borrowings with maturities greater than 90 days	—	(539)
Issuance of long-term debt	—	900
Retirement of long-term debt	(1,008)	(65)
Dividends paid on common stock	(244)	(222)
Repurchases of common stock	(400)	(999)
Other financing activities	(141)	(35)
Net cash flows provided by (used in) financing activities	(893)	(1,385)
Increase (decrease) in cash, restricted cash, and cash equivalents	(1,067)	(71)
Cash, restricted cash, and cash equivalents at beginning of period	3,129	454
Cash, restricted cash, and cash equivalents at end of period	$2,062	$383

Supplemental cash flow information
Increase (decrease) in DPP	$—	$4,455
Increase (decrease) in PP&E related to ARO update	(6)	(389)
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,974	$3,022
Restricted cash and cash equivalents	88	107
Accounts receivable
Customer accounts receivable (net of allowance for credit losses of $203 and $190 as of June 30, 2025 and December 31, 2024, respectively)	2,947	3,116
Other accounts receivable (net of allowance for credit losses of $8 and $6 as of June 30, 2025 and December 31, 2024, respectively)	571	602
Mark-to-market derivative assets	726	843
Inventories, net
Natural gas, oil, and emission allowances	200	243
Materials and supplies	1,385	1,357
Renewable energy credits	628	797
Other	714	689
Total current assets	9,233	10,776
Property, plant, and equipment (net of accumulated depreciation and amortization of $18,493 and $18,088 as of June 30, 2025 and December 31, 2024, respectively)	21,820	21,235
Deferred debits and other assets
Nuclear decommissioning trust funds	18,289	17,305
Investments	398	640
Goodwill	420	420
Mark-to-market derivative assets	527	372
Other	2,351	2,178
Total deferred debits and other assets	21,985	20,915
Total assets(a)	$53,038	$52,926
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$900	$—
Long-term debt due within one year	125	1,028
Accounts payable and accrued expenses	3,659	3,943
Mark-to-market derivative liabilities	407	467
Renewable energy credit obligation	806	1,076
Other	359	332
Total current liabilities	6,256	6,846
Long-term debt	7,286	7,384
Deferred credits and other liabilities
Deferred income taxes and unamortized ITCs	3,348	3,331
Asset retirement obligations	12,679	12,449
Pension and non-pension postretirement benefit obligations	1,763	1,875
Spent nuclear fuel obligation	1,397	1,366
Payables related to Regulatory Agreement Units	4,939	4,518
Mark-to-market derivative liabilities	419	399
Other	1,148	1,219
Total deferred credits and other liabilities	25,693	25,157
Total liabilities(a)	39,235	39,387
Commitments and contingencies (Note 13)
Shareholders' equity
Common stock (No par value, 1,000 shares authorized, 312 and 313 shares outstanding as of June 30, 2025 and December 31, 2024, respectively)	10,939	11,402
Retained earnings (deficit)	4,779	4,066
Accumulated other comprehensive income (loss), net	(2,272)	(2,302)
Total shareholders' equity	13,446	13,166
Noncontrolling interests	357	373
Total equity	13,803	13,539
Total liabilities and shareholders' equity	$53,038	$52,926
__________
(a)Our consolidated assets include $4,279 million and $4,318 million at June 30, 2025 and December 31, 2024, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Our consolidated liabilities include $944 million and $968 million at June 30, 2025 and December 31, 2024, respectively, of certain VIEs for which the VIE creditors do not have recourse to us. See Note 15 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2025
	Shareholders' Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	312,838	$11,402	$4,066	$(2,302)	$373	$13,539
Net Income (loss)	—	—	118	—	11	129
Employee incentive plans	547	(49)	—	—	—	(49)
Changes in equity of noncontrolling interests	—	—	—	—	(6)	(6)
Common stock dividends ($0.3878/common share)	—	—	(122)	—	—	(122)
Capped call option contracts	—	(150)	—	—	—	(150)
Other comprehensive income (loss), net of income taxes	—	—	—	(7)	—	(7)
Balance, March 31, 2025	313,385	$11,203	$4,062	$(2,309)	$378	$13,334
Net Income (loss)	—	—	839	—	(6)	833
Employee incentive plans	117	37	—	—	—	37
Changes in equity of noncontrolling interests	—	—	—	—	(15)	(15)
Common stock dividends ($0.3878/common share)	—	—	(122)	—	—	(122)
Common stock repurchased	(1,099)	(404)	—	—	—	(404)
Capped call option contracts	—	103	—	—	—	103
Other comprehensive income (loss), net of income taxes	—	—	—	37	—	37
Balance, June 30, 2025	312,403	$10,939	$4,779	$(2,272)	$357	$13,803

	Six Months Ended June 30, 2024
	Shareholders' Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	317,472	$12,355	$761	$(2,191)	$361	$11,286
Net Income (loss)	—	—	883	—	—	883
Employee incentive plans	661	(4)	—	—	—	(4)
Common stock dividends ($0.3525/common share)	—	—	(112)	—	—	(112)
Common stock repurchased	(2,900)	(504)	—	—	—	(504)
Other comprehensive income (loss), net of income taxes	—	—	—	11	—	11
Balance, March 31, 2024	315,233	$11,847	$1,532	$(2,180)	$361	$11,560
Net Income (loss)	—	—	814	—	(5)	809
Employee incentive plans	72	8	—	—	—	8
Common stock dividends ($0.3525/common share)	—	—	(110)	—	—	(110)
Common stock repurchased	(2,091)	(505)	—	—	—	(505)
Other comprehensive income (loss), net of income taxes	—	—	—	19	—	19
Balance, June 30, 2024	313,214	$11,350	$2,236	$(2,161)	$356	$11,781
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Operating revenues	$6,101	$5,475	$12,889	$11,637
Operating expenses
Purchased power and fuel	3,132	2,292	7,516	5,709
Operating and maintenance	1,617	1,645	3,162	3,131
Depreciation and amortization	254	296	502	602
Taxes other than income taxes	147	142	307	282
Total operating expenses	5,150	4,375	11,487	9,724
Operating income (loss)	951	1,100	1,402	1,913
Other income and (deductions)
Interest expense, net	(118)	(142)	(264)	(269)
Other, net	440	6	286	368
Total other income and (deductions)	322	(136)	22	99
Income (loss) before income taxes	1,273	964	1,424	2,012
Income tax (benefit) expense	440	154	462	318
Equity in income (losses) of unconsolidated affiliates	—	(1)	—	(2)
Net income (loss)	833	809	962	1,692
Net income (loss) attributable to noncontrolling interests	(6)	(5)	5	(5)
Net income (loss) attributable to membership interest	$839	$814	$957	$1,697
Comprehensive income (loss), net of income taxes
Net income (loss)	$833	$809	$962	$1,692
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(2)	(1)	(2)	(2)
Actuarial loss reclassified to periodic cost	18	21	35	39
Pension and non-pension postretirement benefit plan valuation adjustment	—	(2)	(34)	(5)
Unrealized gain (loss) on cash flow hedges	1	2	3	2
Unrealized gain (loss) on foreign currency translation	20	(1)	28	(4)
Other comprehensive income (loss), net of income taxes	37	19	30	30
Comprehensive income (loss)	870	828	992	1,722
Comprehensive income (loss) attributable to noncontrolling interests	(6)	(5)	5	(5)
Comprehensive income (loss) attributable to membership interest	$876	$833	$987	$1,727
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income (loss)	$962	$1,692
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	1,300	1,388
Deferred income taxes and amortization of ITCs	14	191
Net fair value changes related to derivatives	188	(776)
Net realized and unrealized (gains) losses on NDT funds	(336)	(197)
Net realized and unrealized (gains) losses on equity investments	275	11
Other non-cash operating activities	(70)	(82)
Changes in assets and liabilities:
Accounts receivable	208	773
Receivables from and payables to affiliates, net	(118)	97
Inventories	17	58
Accounts payable and accrued expenses	(238)	(203)
Option premiums received (paid), net	18	129
Collateral received (posted), net	(242)	868
Income taxes	209	(86)
Pension and non-pension postretirement benefit contributions	(181)	(188)
Other assets and liabilities	(504)	(5,025)
Net cash flows provided by (used in) operating activities	1,502	(1,350)
Cash flows from investing activities
Capital expenditures	(1,573)	(1,284)
Proceeds from NDT fund sales	3,830	2,890
Investment in NDT funds	(3,999)	(3,043)
Collection of DPP, net	—	4,096
Acquisitions of assets and businesses	(10)	(15)
Other investing activities	(6)	6
Net cash flows provided by (used in) investing activities	(1,758)	2,650
Cash flows from financing activities
Change in short-term borrowings	—	(625)
Proceeds from short-term borrowings with maturities greater than 90 days	900	200
Repayments of short-term borrowings with maturities greater than 90 days	—	(539)
Issuance of long-term debt	—	900
Retirement of long-term debt	(1,008)	(65)
Distributions to member	(793)	(1,220)
Contributions from member	103	—
Other financing activities	(21)	(19)
Net cash flows provided by (used in) financing activities	(819)	(1,368)
Increase (decrease) in cash, restricted cash, and cash equivalents	(1,075)	(68)
Cash, restricted cash, and cash equivalents at beginning of period	3,115	440
Cash, restricted cash, and cash equivalents at end of period	$2,040	$372

Supplemental disclosure of non-cash investing and financing activities
Increase (decrease) in DPP	$—	$4,455
Increase (decrease) in PP&E related to ARO update	(6)	(389)
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,964	$3,018
Restricted cash and cash equivalents	76	97
Accounts receivable
Customer accounts receivable (net of allowance for credit losses of $203 and $190 as of June 30, 2025 and December 31, 2024, respectively)	2,947	3,116
Other accounts receivable (net of allowance for credit losses of $8 and $6 as of June 30, 2025 and December 31, 2024, respectively)	556	587
Mark-to-market derivative assets	726	843
Inventories, net
Natural gas, oil, and emission allowances	200	243
Materials and supplies	1,385	1,357
Renewable energy credits	628	797
Other	713	689
Total current assets	9,195	10,747
Property, plant, and equipment (net of accumulated depreciation and amortization of $18,493 and $18,088 as of June 30, 2025 and December 31, 2024, respectively)	21,820	21,235
Deferred debits and other assets
Nuclear decommissioning trust funds	18,289	17,305
Investments	398	640
Goodwill	420	420
Mark-to-market derivative assets	527	372
Other	2,345	2,174
Total deferred debits and other assets	21,979	20,911
Total assets(a)	$52,994	$52,893
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$900	$—
Long-term debt due within one year	125	1,028
Accounts payable and accrued expenses	3,416	3,696
Payables to affiliates	231	349
Mark-to-market derivative liabilities	407	467
Renewable energy credit obligation	806	1,076
Other	353	328
Total current liabilities	6,238	6,944
Long-term debt	7,286	7,384
Deferred credits and other liabilities
Deferred income taxes and unamortized ITCs	3,348	3,331
Asset retirement obligations	12,679	12,449
Pension and non-pension postretirement benefit obligations	1,763	1,875
Spent nuclear fuel obligation	1,397	1,366
Payables related to Regulatory Agreement Units	4,939	4,518
Mark-to-market derivative liabilities	419	399
Other	1,061	1,044
Total deferred credits and other liabilities	25,606	24,982
Total liabilities(a)	39,130	39,310
Commitments and contingencies (Note 13)
Equity
Member’s equity
Membership interest	10,091	10,538
Undistributed earnings (deficit)	5,688	4,974
Accumulated other comprehensive income (loss), net	(2,272)	(2,302)
Total member’s equity	13,507	13,210
Noncontrolling interests	357	373
Total equity	13,864	13,583
Total liabilities and equity	$52,994	$52,893
__________
(a)Our consolidated assets include $4,279 million and $4,318 million as of June 30, 2025 and December 31, 2024, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Our consolidated liabilities include $944 million and $968 million as of June 30, 2025 and December 31, 2024, respectively, of certain VIEs for which the VIE creditors do not have recourse to us. See Note 15 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2025
	Member's Equity
(In millions)	Membership Interest	Undistributed Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$10,538	$4,974	$(2,302)	$373	$13,583
Net Income (loss)	—	118	—	11	129
Changes in equity of noncontrolling interests	—	—	—	(6)	(6)
Distributions to member	(150)	(122)	—	—	(272)
Other comprehensive income (loss), net of income taxes	—	—	(7)	—	(7)
Balance, March 31, 2025	$10,388	$4,970	$(2,309)	$378	$13,427
Net Income (loss)	—	839	—	(6)	833
Changes in equity of noncontrolling interests	—	—	—	(15)	(15)
Contribution from member	103	—	—	—	103
Distributions to member	(400)	(121)	—	—	(521)
Other comprehensive income (loss), net of income taxes	—	—	37	—	37
Balance, June 30, 2025	$10,091	$5,688	$(2,272)	$357	$13,864

	Six Months Ended June 30, 2024
	Member's Equity
(In millions)	Membership Interest	Undistributed Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$11,537	$1,667	$(2,191)	$361	$11,374
Net Income (loss)	—	883	—	—	883
Distributions to member	(499)	(111)	—	—	(610)
Other comprehensive income (loss), net of income taxes	—	—	11	—	11
Balance, March 31, 2024	$11,038	$2,439	$(2,180)	$361	$11,658
Net Income (loss)	—	814	—	(5)	809
Distributions to member	(500)	(110)	—	—	(610)
Other comprehensive income (loss), net of income taxes	—	—	19	—	19
Balance, June 30, 2024	$10,538	$3,143	$(2,161)	$356	$11,876
See the Combined Notes to Consolidated Financial Statements

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)
1. Basis of Presentation
Description of Business
We are the nation's largest producer of carbon-free energy and a supplier of energy products and services. Our generating capacity includes primarily nuclear, wind, solar, natural gas, and hydroelectric assets. Through our integrated business operations, we sell electricity, natural gas, and other energy-related products and sustainable solutions to various types of customers, including distribution utilities, municipalities, cooperatives, and commercial, industrial, public sector, and residential customers in markets across multiple geographic regions. We have five reportable segments: Mid-Atlantic, Midwest, New York, ERCOT, and Other Power Regions.
Basis of Presentation
The accompanying Consolidated Financial Statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited but, in our opinion, include all adjustments that are considered necessary for a fair statement of the results for the periods reported herein in accordance with GAAP. All adjustments are of a normal, recurring nature, unless otherwise disclosed. The Consolidated Financial Statements include the accounts of our subsidiaries and all intercompany transactions have been eliminated. Constellation's December 31, 2024 Consolidated Balance Sheet was derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2025. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts have been reclassified to conform to the presentation in the current period. Amounts disclosed relate to CEG Parent and Constellation unless specifically noted as relating to CEG Parent only. Unless otherwise indicated or the context otherwise requires, references herein to the terms “we,” “us,” and “our” refer collectively to CEG Parent and Constellation.
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
Regulatory approvals for the merger were received by the PUCT and NYPSC in June 2025 and by the FERC in July 2025. Completion of the transaction is conditioned upon review by the DOJ and other customary closing conditions.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 2 — Mergers, Acquisitions, and Dispositions
Fees incurred as part of the acquisition were not material to the Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2025.
Acquisition of Joint Ownership in South Texas Project
In November 2023, we completed the acquisition of NRG South Texas LP (renamed and converted as Constellation South Texas, LLC), which owns a 44% undivided ownership interest in the jointly owned STP, a 2,645 MW, dual-unit nuclear plant located in Bay City, Texas. The consideration transferred was $1.66 billion. Other owners include City Public Service Board of San Antonio (CPS, 40%) and the City of Austin, Texas (Austin, 16%). In May 2024, we executed a settlement agreement with all parties (CPS/City of San Antonio, Austin, and NRG Energy, Inc.), resolving all litigation involving our purchase of the ownership interest in STP. The terms of the settlement include us selling a 2% ownership interest in STP to CPS at the same price and terms that we paid NRG Energy, Inc. for our 44% interest. We are working towards closing the transaction in 2025 which remains subject to regulatory approvals (including the NRC and PUCT), the terms of settlement are not expected to have a material impact on our consolidated financial statements. See Note 2 — Mergers, Acquisitions, and Dispositions of our 2024 Form 10-K for additional information.
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
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2025. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years. This disclosure excludes mark-to-market derivatives and certain power and gas sales contracts which contain variable volumes and/or variable pricing.

	2025	2026	2027	2028	2029 and thereafter	Total
Remaining performance obligations	$115	$249	$167	$114	$210	$855
Transaction Price Allocated to Previously Satisfied Performance Obligations
Our Clinton and Quad Cities units contract with certain utilities in Illinois which requires delivery of all ZECs produced during each planning year (June through May), with total compensation limited by an annual cap for each planning year designed to limit the cost of ZECs to each utility's customers. ZECs delivered that, if paid, would result in the annual cap being exceeded may be paid in subsequent years at the vintage year price as long as the payments would not exceed the annual cap in the year paid. The program commenced June 2017 and continues through May 2027. In various planning years since the program began, we delivered ZECs to the utilities in excess of the annual compensation cap.
The ZEC price and annual compensation cap effective for each planning year are administratively determined by the IPA. For the June 2025 through May 2026 planning year, the ZEC price has been established at $1.17 per ZEC, subject to an annual cap of $224 million. ZECs generated and delivered during this planning year will not exceed the annual cap, and as a result we recognized $201 million of revenue for the three and six months ended June 30, 2025 as a receivable for ZECs delivered in prior planning years, with payment expected in the third quarter of 2026. As of June 30, 2025, this receivable is included within Other deferred debits and other assets in the Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 3 — Revenue from Contracts with Customers
For the June 2024 through May 2025 planning year, the ZEC price was established at $9.38 per ZEC, subject to an annual cap of $222 million. ZECs generated and delivered during this planning year did not exceed the annual cap, however the revenue recognized for ZECs delivered in prior planning years was not material for the three and six months ended June 30, 2024.
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
Constellation's CEO is considered the CODM and evaluates the performance of our electric business activities and allocates resources based on segment RNF, primarily through review of budget-to-actual variance analyses. RNF is Operating revenues net of Purchased power and fuel expenses. We believe this is a useful measurement of operational performance, although it is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. In our evaluation of operating segments, we noted the CODM reviews a variety of performance and profitability measures at a consolidated level with a primary focus on RNF reporting at the regional level. Our operating revenues include all sales to third parties as well as government assistance. Purchased power and fuel expenses are considered the significant segment expense. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy, and ancillary services. Fuel expense includes the fuel costs for our owned generation and fuel costs associated with tolling agreements. The results of our other business activities are not regularly reviewed by the CODM and are therefore not classified as operating segments or included in the regional reportable segment amounts. These activities include wholesale and retail sales of natural gas, energy-related sales in the United Kingdom, as well as sales of other energy-

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 4 — Segment Information
related products and sustainable solutions that are not significant to our overall results of operations. Further, our unrealized mark-to-market gains and losses on economic hedging activities and our amortization of certain intangible assets and liabilities relating to commodity contracts recorded at fair value from mergers and acquisitions are also excluded from the regional reportable segment amounts. The CODM does not use a measure of total assets in making decisions regarding allocating resources to or assessing the performance of these reportable segments.
The following tables disaggregate the revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The disaggregation of revenues reflects our power sales by geographic region.
The following tables, which relate directly to our Consolidated Statements of Operations and Comprehensive Income, provide the reconciliation of operating revenues, purchased power and fuel expenses, and RNF for our reportable segments for the three and six months ended June 30, 2025 and 2024.

Three Months Ended June 30, 2025	Revenues from contracts with customers	Other revenues(a)	Total Operating revenues	Total Purchased power and fuel expenses	Total RNF
Mid-Atlantic	$1,435	$13	$1,448	$(666)	$782
Midwest	1,428	96	1,524	(488)	1,036
New York	514	21	535	(138)	397
ERCOT	328	136	464	(193)	271
Other Power Regions	1,030	148	1,178	(997)	181
Total Reportable Segments	4,735	414	5,149	(2,482)	2,667
Other(b)	426	526	952	(650)	302
Total Consolidated Results	$5,161	$940	$6,101	$(3,132)	$2,969

Three Months Ended June 30, 2024
Mid-Atlantic	$1,297	$7	$1,304	$(544)	$760
Midwest	993	175	1,168	(403)	765
New York	463	51	514	(141)	373
ERCOT	274	83	357	(143)	214
Other Power Regions	1,023	161	1,184	(891)	293
Total Reportable Segments	4,050	477	4,527	(2,122)	2,405
Other(b)	356	592	948	(170)	778
Total Consolidated Results	$4,406	$1,069	$5,475	$(2,292)	$3,183

Six Months Ended June 30, 2025
Mid-Atlantic	$3,041	$72	$3,113	$(1,522)	$1,591
Midwest	2,738	190	2,928	(1,042)	1,886
New York	1,189	(92)	1,097	(299)	798
ERCOT	630	232	862	(377)	485
Other Power Regions	2,406	328	2,734	(2,359)	375
Total Reportable Segments	10,004	730	10,734	(5,599)	5,135
Other(b)	1,263	892	2,155	(1,917)	238
Total Consolidated Results	$11,267	$1,622	$12,889	$(7,516)	$5,373

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 4 — Segment Information

Six Months Ended June 30, 2024	Revenues from contracts with customers	Other revenues(a)	Total Operating revenues	Total Purchased power and fuel expenses	Total RNF
Mid-Atlantic	$2,652	$(106)	$2,546	$(1,111)	$1,435
Midwest	1,993	269	2,262	(794)	1,468
New York	955	72	1,027	(310)	717
ERCOT	511	167	678	(254)	424
Other Power Regions	2,458	350	2,808	(2,148)	660
Total Reportable Segments	8,569	752	9,321	(4,617)	4,704
Other(b)	1,094	1,222	2,316	(1,092)	1,224
Total Consolidated Results	$9,663	$1,974	$11,637	$(5,709)	$5,928
__________
(a)Includes revenues from nuclear PTCs as well as derivatives and leases. Intersegment activity in all periods presented is not material.
(b)Represents revenue activities not allocated to a region. See text above for a description of included activities. Revenues from contracts with customers includes natural gas revenues of $304 million and $231 million and other revenues includes unrealized mark-to-market gains of $86 million and $192 million for the three months ended June 30, 2025 and 2024, respectively. Revenues from contracts with customers includes natural gas revenues of $1,015 million and $839 million and other revenues includes unrealized mark-to-market losses of $201 million and gains of $254 million for the six months ended June 30, 2025 and 2024, respectively.
5. Government Assistance
Beginning in 2024, our nuclear units are eligible for a PTC extending through 2032. The nuclear PTC provides a transferable credit up to $15 per MWh (a base credit of $3 per MWh with a five times multiplier provided certain prevailing wage requirements are met) and is subject to phase-out when annual gross receipts are between $25.00 per MWh and $43.75 per MWh and $26.00 per MWh and $44.75 per MWh for 2024 and 2025, respectively. We evaluated and expect to meet the annual prevailing wage requirements at all of our nuclear units and are eligible for the five times multiplier. Both the amount of the PTC and the gross receipts thresholds adjust for inflation annually through the duration of the program based on the GDP price deflator for the preceding calendar year. The benefits of the PTC may be realized through a credit against our federal income taxes or transferred via sale to an unrelated party. In July 2025, Congress passed the OBBBA which affirmed the provisions of the nuclear PTC with no material changes. See Note 17 — Subsequent Events for additional information.
For the three and six months ended June 30, 2025, our Consolidated Statements of Operations and Comprehensive Income included an estimated nuclear PTC benefit in Operating revenues of approximately $45 million. For the three and six months ended June 30, 2024, our Consolidated Statements of Operations and Comprehensive Income included an estimated nuclear PTC benefit in Operating revenues of $408 million and $712 million, respectively. Our estimates require the exercise of judgment in determining the amount of nuclear PTC expected for each of our nuclear units. The nuclear PTC continues to be the subject of additional guidance, which may be issued from the U.S. Treasury and IRS sometime in 2025, and may materially impact the total amount of the benefits we receive.
Nuclear PTCs are initially recorded within Other deferred debits and other assets within the Consolidated Balance Sheets and reclassified as a reduction to Accounts payable and accrued expenses when used to reduce our federal income tax payable, or an increase in Cash and cash equivalents or Other current assets when sold, depending on the specific payment terms of each contract.
Cash received in 2025 on sale agreements executed in 2024 was approximately $95 million. There were no agreements for sales of nuclear PTCs executed in the first or second quarters of 2024 or 2025. As of June 30, 2025, our Consolidated Balance Sheets reflect no nuclear PTCs as a result of utilization as credits against our current federal income taxes payable. As of December 31, 2024, our Consolidated Balance Sheets reflected $185 million of estimated nuclear PTCs within Other deferred debits and other assets, and $95 million within Other current assets. Additionally, as of June 30, 2025 and December 31, 2024, we recognized a reduction to Accounts payable and accrued expenses in our Consolidated Balance Sheets of $215 million and $150 million, respectively, for estimated nuclear PTCs that we have utilized as a credit against our current federal income taxes payable.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 5 — Government Assistance
Many of the state-sponsored programs providing compensation for the emissions-free attributes of generation from certain of our nuclear units include contractual or other provisions that require us to refund that compensation up to the amount of the nuclear PTC received or pass through the entirety of the nuclear PTC received. As of June 30, 2025 and December 31, 2024, we have recognized approximately $1,060 million and $1,030 million, respectively, of estimated payables within Other deferred credits and other liabilities, Accounts payable and accrued expenses or as offsets to Customer accounts receivable in our Consolidated Balance Sheets associated with programs requiring refunds or pass through of the nuclear PTC. During the three and six months ended June 30, 2025, we recognized a pre-tax benefit to net operating revenue of approximately $75 million and $190 million, respectively, associated with these programs in our Consolidated Statements of Operations and Comprehensive Income, compared to $51 million and $120 million, recognized during the three and six months ended June 30, 2024, respectively. As with the actual amount of the nuclear PTC earned, which cannot be determined until after the end of the calendar year, any change resulting from additional guidance received may materially impact amounts due under state-sponsored programs.
6. Accounts Receivable
Allowance for Credit Losses on Accounts Receivable
The following table presents the rollforward of allowance for credit losses on Customer accounts receivable. The activity and balances were not material for the six months ended June 30, 2024 given that they do not include any allowance related to the sales of customer accounts receivable disclosed below.

Balance as of December 31, 2024	$190
Plus: Current period provision for expected credit losses	29
Less: Write-offs, net of recoveries(a)	16
Balance as of June 30, 2025	$203
__________
(a)Recoveries were not material.
The Allowance for credit losses on Other accounts receivable was not material as of the balance sheet dates.
Unbilled Customer Revenue
We recorded $1,067 million and $1,109 million of unbilled customer revenues in Customer accounts receivables, net in the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 6 — Accounts Receivable
The following table presents our cash proceeds associated with the Facility prior to the amendment.

Six Months Ended June 30, 2024
Proceeds from new transfers(a)	$1,402
Cash collections received on DPP(b)	4,246
Cash collections reinvested in the Facility	$5,648
__________
(a)Customer accounts receivable sold into the Facility was $5,856 million.
(b)Does not include the $150 million net cash payments made to the Purchasers in order to reduce the outstanding borrowing amount under the Facility.
We previously recognized the cash proceeds received upon sale in Cash flows from operating activities within the Changes in Other assets and liabilities line in the Consolidated Statements of Cash Flows, which was ($4,455) million for the six months ended June 30, 2024. The collection and reinvestment of DPP was recognized in Cash flows from investing activities in the Collection of DPP, net line in the Consolidated Statements of Cash Flows, which was $4,096 million for the six months ended June 30, 2024.
See Note 15 — Variable Interest Entities for additional information on NER.
Other Sales of Customer Accounts Receivables
We are required, under supplier tariffs, to sell customer receivables to certain utility companies at a nominal discount. The total gross receivables sold were $2,045 million and $210 million for the six months ended June 30, 2025 and 2024, respectively. Prior to the Facility amendment discussed in the preceding paragraphs, certain accounts receivable subject to these supplier tariffs were sold to the Purchasers under the Facility.
7. Nuclear Decommissioning
Nuclear Decommissioning Asset Retirement Obligations
We have a legal obligation to decommission our nuclear power plants following the permanent cessation of operations. See Note 10 — Asset Retirement Obligations of our 2024 Form 10-K for additional information regarding AROs and the financial statement impact of changes in estimates.
The following table provides a rollforward of the nuclear decommissioning AROs reflected in the Consolidated Balance Sheets from December 31, 2024 to June 30, 2025:

Balance as of December 31, 2024	$12,186
Accretion expense	309
Net decrease due to changes in, and timing of, estimated future cash flows	(76)
Costs incurred related to decommissioning plants	(8)
Balance as of June 30, 2025	$12,411
NDT Funds
We had NDT funds totaling $18,329 million and $17,321 million as of June 30, 2025 and December 31, 2024, respectively. The current portions of the NDT funds, which are included in Other current assets in our Consolidated Balance Sheets, were not material as of June 30, 2025 and December 31, 2024. See Note 16 — Supplemental Financial Information for additional information on activities of the NDT funds.
Accounting Implications of the Regulatory Agreement Units
See Note 1 — Basis of Presentation and Note 10 — Asset Retirement Obligations of our 2024 Form 10-K for additional information on the Regulatory Agreement Units.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 7 — Nuclear Decommissioning
The following table presents our noncurrent payables to ComEd, PECO, CenterPoint, and AEP Texas reflected as Payables related to Regulatory Agreement Units in the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
ComEd	$4,032	$3,780
PECO	379	247
CenterPoint	392	365
AEP Texas	136	126
Payables related to Regulatory Agreement Units	$4,939	$4,518
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
8. Income Taxes
Rate Reconciliation
The effective income tax rate varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended June 30,
	2025		2024
U.S. federal statutory income tax	21.0%	$267	21.0%	$202
(Decrease) increase due to:
State income taxes, net of federal income tax benefit(a)	3.8	48	2.5	24
Foreign tax effects	—	—	0.1	1
Tax credits
PTC	(0.9)	(11)	(8.9)	(86)
Amortization of ITC, including deferred taxes on basis differences	(0.2)	(3)	(0.2)	(2)
Other	(0.2)	(3)	(0.7)	(7)
Nontaxable or nondeductible items
Share-based payment awards	(0.1)	(1)	—	—
Excess officers compensation	0.7	9	0.5	5
Other	—	—	0.4	4
Other adjustments
Qualified NDT fund income and losses	10.5	134	1.3	13
Effective income tax	34.6%	$440	16.0%	$154

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 8 — Income Taxes

	Six Months Ended June 30,
	2025		2024
U.S. federal statutory income tax	21.0%	$299	21.0%	$422
(Decrease) increase due to:
State income taxes, net of federal income tax benefit(a)	3.3	47	(2.0)	(40)
Foreign tax effects	0.1	1	0.1	2
Tax credits
PTC	(0.9)	(13)	(7.4)	(149)
Amortization of ITC, including deferred taxes on basis differences	(0.4)	(5)	(0.2)	(4)
Other	(0.4)	(5)	(0.7)	(14)
Nontaxable or nondeductible items
Share-based payment awards	(2.8)	(40)	(0.8)	(16)
Excess officers compensation	1.1	16	0.4	8
Other	—	—	0.1	2
Other adjustments
Qualified NDT fund income and losses	11.4	162	5.3	107
Effective income tax	32.4%	$462	15.8%	$318
__________
(a)State taxes in California, Illinois, Maryland, Massachusetts, and New Jersey made up the majority (greater than 50%) of the tax effect in this category.
Other Tax Matters
One Big Beautiful Bill Act
In July 2025, Congress passed the OBBBA which among other things included certain changes in tax law. See Note 17 — Subsequent Events for additional information.
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
Responsibility and Indemnification for Taxes. As a former subsidiary of Exelon, we have joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods in which we were included in joint federal and state filings. However, the TMA specifies the portion of this tax liability for which we will bear contractual responsibility, and we and Exelon agreed to indemnify each other against any amounts for which such indemnified party is not responsible. Specifically, we will be liable for taxes due and payable in connection with tax returns that we are required to file. We will also be liable for our share of certain taxes required to be paid by Exelon with respect to taxable years or periods (or portions thereof) ending on or prior to the separation to the extent that we would have been responsible for such taxes under the Exelon tax sharing agreement then existing. As of June 30, 2025 and December 31, 2024, respectively, our Consolidated Balance Sheets reflect $42 million and $39 million in Other deferred credits and other liabilities, for tax liabilities where we maintain contractual responsibility to Exelon.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 8 — Income Taxes
Tax Refunds and Attributes. The TMA provides for the allocation of certain pre-closing tax attributes between us and Exelon. Tax attributes will be allocated in accordance with the principles set forth in the existing Exelon tax sharing agreement, unless otherwise required by law. Under the TMA, we will be entitled to refunds for taxes for which we are responsible. In addition, it is expected that Exelon will have tax attributes that may be used to offset Exelon’s future tax liabilities. A significant portion of such attributes were generated by our business. In February 2024, we executed an amendment to the TMA that modified the timing of Exelon's payment of amounts due to us. During the second quarter of 2025 and 2024, we received payments for tax attributes utilized by Exelon related to the 2024 and 2023 tax years of $127 million and $183 million, respectively. As of June 30, 2025 and December 31, 2024, respectively, we had $174 million and $138 million in Other accounts receivable and $38 million and $201 million in Other deferred debits and other assets for the reclassified tax attributes expected to be utilized by Exelon after separation in accordance with the terms of the TMA.
9. Retirement Benefits
Components of Net Periodic Benefit (Credits) Costs
See Note 1 — Basis of Presentation of our 2024 Form 10-K for additional information on where we report the service cost and other non-service cost (credit) components for all plans.
The following tables present the components of our net periodic benefit (credit) cost for the three and six months ended June 30, 2025 and 2024. The amounts below are shown prior to capitalization and co-owner allocations, the effects of which were not material for any of the periods presented.

	Pension Benefits		OPEB		Total Pension Benefits and OPEB
Three Months Ended June 30,	2025	2024	2025	2024	2025	2024
Components of net periodic benefit (credit) cost:
Service cost	$21	$23	$5	$5	$26	$28
Non-service components of pension benefits & OPEB (credit) cost:
Interest cost	101	96	20	18	121	114
Expected return on assets	(123)	(124)	(8)	(10)	(131)	(134)
Amortization of:
Prior service (credit) cost	—	—	(1)	(1)	(1)	(1)
Actuarial (gain) loss	25	26	(2)	(2)	23	24
Settlement charges	—	1	—	—	—	1
Non-service components of pension benefits & OPEB (credit) cost	3	(1)	9	5	12	4
Net periodic benefit (credit) cost	$24	$22	$14	$10	$38	$32

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 9 — Retirement Benefits

	Pension Benefits		OPEB		Total Pension Benefits and OPEB
Six Months Ended June 30,	2025	2024	2025	2024	2025	2024
Components of net periodic benefit (credit) cost:
Service cost	$42	$45	$9	$9	$51	$54
Non-service components of pension benefits & OPEB (credit) cost:
Interest cost	203	191	39	36	242	227
Expected return on assets	(245)	(248)	(16)	(21)	(261)	(269)
Amortization of:
Prior service (credit) cost	—	—	(3)	(3)	(3)	(3)
Actuarial (gain) loss	51	51	(4)	(4)	47	47
Settlement charges	—	4	—	—	—	4
Non-service components of pension benefits & OPEB (credit) cost	9	(2)	16	8	25	6
Net periodic benefit (credit) cost	$51	$43	$25	$17	$76	$60

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
In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on owned and contracted generation positions that have not been hedged. Beginning in 2024, our existing nuclear fleet is eligible for a nuclear PTC, an important tool in managing commodity price risk for each nuclear unit not already receiving state support. The nuclear PTC provides increasing levels of support as unit revenues decline below levels established in the IRA and is further adjusted for inflation annually through the duration of the program based on the GDP price deflator for the preceding calendar year. See Note 5 — Government Assistance for additional information.
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
The following tables provide a summary of the commodity derivative fair value balances recorded as of June 30, 2025 and December 31, 2024:

June 30, 2025	Economic Hedges	Collateral(a)	Netting(a)	Total
Mark-to-market derivative assets (current)	$6,788	$240	$(6,314)	$714
Mark-to-market derivative assets (noncurrent)	4,985	178	(4,637)	526
Total mark-to-market derivative assets	11,773	418	(10,951)	1,240
Mark-to-market derivative liabilities (current)	(6,940)	227	6,314	(399)
Mark-to-market derivative liabilities (noncurrent)	(5,256)	202	4,637	(417)
Total mark-to-market derivative liabilities	(12,196)	429	10,951	(816)
Total mark-to-market derivative net assets (liabilities)	$(423)	$847	$—	$424

December 31, 2024
Mark-to-market derivative assets (current)	$5,518	$152	$(4,860)	$810
Mark-to-market derivative assets (noncurrent)	3,672	120	(3,421)	371
Total mark-to-market derivative assets	9,190	272	(8,281)	1,181
Mark-to-market derivative liabilities (current)	(5,498)	173	4,860	(465)
Mark-to-market derivative liabilities (noncurrent)	(3,961)	141	3,421	(399)
Total mark-to-market derivative liabilities	(9,459)	314	8,281	(864)
Total mark-to-market derivative net assets (liabilities)	$(269)	$586	$—	$317
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Derivative Financial Instruments
Economic Hedges (Commodity Price Risk)
For the three and six months ended June 30, 2025 and 2024, we recognized the following net pre-tax commodity mark-to-market gains (losses), which are also included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Location	2025	2024	2025	2024
Operating revenues	$89	$192	$(197)	$255
Purchased power and fuel	75	397	39	523
Total	$164	$589	$(158)	$778
Interest Rate and Foreign Exchange Risk
We utilize interest rate swaps to manage our interest rate exposure and foreign currency derivatives to manage foreign exchange rate exposure associated with international commodity purchases in currencies other than U.S. dollars, both of which are treated as economic hedges. The notional amounts were $1,065 million and $592 million as of June 30, 2025 and December 31, 2024, respectively.
The mark-to-market derivative assets and liabilities as of June 30, 2025 and December 31, 2024 and the mark-to-market gains and losses associated with management of interest rate and foreign currency risk for the three and six months ended June 30, 2025 and 2024 were not material. The mark-to-market gains and losses associated with management of interest rate and foreign currency exchange rate risk are also included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Derivative Financial Instruments
The following tables provide information on the credit exposure for derivative instruments, NPNS and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2025. The amounts in the tables below exclude credit risk exposure from individual retail counterparties, forward values on non-derivative contracts and exposure through RTOs, ISOs, as well as NYMEX, ICE, NASDAQ, NGX, and Nodal commodity exchanges. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties.

Rating as of June 30, 2025	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,003	$12	$991	1	$175
Non-investment grade	21	6	15	—	—
No external ratings
Internally rated — investment grade	87	5	82	—	—
Internally rated — non-investment grade	188	69	119	—	—
Total	$1,299	$92	$1,207	1	$175
__________
(a)As of June 30, 2025, credit collateral held from counterparties where we had credit exposure included $1 million of cash and $91 million of letters of credit.

Net Credit Exposure by Type of Counterparty	As of June 30, 2025
Investor-owned utilities, marketers, power producers	$991
Energy cooperatives and municipalities	86
Financial Institutions	84
Other	46
Total	$1,207
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Derivative Financial Instruments
The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk-Related Contingent Features	June 30, 2025	December 31, 2024
Gross fair value of derivative contracts containing this feature	$(1,276)	$(1,346)
Offsetting fair value of contracts under master netting arrangements	534	602
Net fair value of derivative contracts containing this feature	$(742)	$(744)
As of June 30, 2025 and December 31, 2024, we posted or held the following amounts of cash collateral and letters of credit on derivative contracts with external counterparties, after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

	June 30, 2025	December 31, 2024
Cash collateral posted(a)	$882	$635
Letters of credit posted(a)	1,009	890
Cash collateral held(a)	35	49
Letters of credit held(a)	129	91
Additional collateral required in the event of a credit downgrade below investment grade (at BB+/Ba1)(b)(c)(d)	2,446	1,949
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
Accounts Receivable Facility
In December 2024, we amended the Facility to provide NER access to revolving loans from a number of financial institutions (Lenders) secured by certain customer accounts receivable. As part of the amendment, the maximum funding limit of the Facility was increased from $1.1 billion to $1.5 billion and the maturity date was extended to December 2027. Under previous terms of the Facility, certain customer accounts receivable were sold to the Purchasers. Immediately following the amendment, all receivables previously sold were assigned back to us and receivables will no longer be sold to the Purchasers under the amendment. Subsequent to the amendment, draws and repayments related to the Facility will be reflected as Proceeds from short-term borrowings and Repayments of short-term borrowings, respectively, in the Consolidated Statements of Cash Flows. Draws on the facility bear interest at a commercial paper rate or a Daily One Month Term SOFR or Term SOFR rate, plus an adder of 0.10% per annum. Interest is payable monthly. There were no draws on the Facility as of June 30, 2025.
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
As of June 30, 2025 and December 31, 2024, we had the following aggregate bank commitments, credit facility borrowings and available capacity under our respective credit facilities:

June 30, 2025
Facility Type	Aggregate Bank Commitment	Facility Draws	Outstanding Letters of Credit	Outstanding Commercial Paper(a)	Total Available Capacity
Revolving Credit Facility	$4,500	$—	$49	$—	$4,451
Bilaterals(b)	2,350	—	1,167	—	1,183
Accounts Receivable Facility	1,500	—	—	—	1,500
Liquidity Facility	971	—	895	—	51	(c)
Project Finance	137	—	120	—	17
Total	$9,458	$—	$2,231	$—	$7,202

December 31, 2024
Revolving Credit Facility	$4,500	$—	$51	$—	$4,449
Bilaterals	1,850	—	1,095	—	755
Accounts Receivable Facility	1,500	—	—	—	1,500
Liquidity Facility	971	—	907	—	21	(c)
Project Finance	137	—	120	—	17
Total	$8,958	$—	$2,173	$—	$6,742
__________
(a)Our commercial paper program is supported by the revolving credit agreement. In order to maintain our commercial paper program in the amounts indicated above, we must have a credit facility in place, at least equal to the amount of our commercial paper program. As of June 30, 2025 and December 31, 2024, the maximum program size of our commercial paper program was $4.5 billion. We do not issue commercial paper in an aggregate amount exceeding the then available capacity under our credit facility. There were no commercial paper borrowings outstanding as of June 30, 2025 and December 31, 2024.
(b)In January 2025, we initiated a new bilateral credit agreement for $200 million, with no maturity date. In March 2025, a bilateral credit agreement initiated in March 2023 was extended for an additional two years to March 2027. In March 2025, we initiated a new bilateral credit agreement for $300 million, scheduled to mature March 2026.
(c)The maximum amount of the bank commitment is not to exceed $971 million. The aggregate available capacity of the facility is subject to market fluctuations based on the value of U.S. Treasury Securities which determines the amount of collateral held in the trust. We may post additional collateral to borrow up to the maximum bank commitment. As of June 30, 2025 and December 31, 2024, without posting additional collateral, the actual availability of facility, prior to outstanding letters of credit was $946 million and $928 million, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Debt and Credit Agreements
Short-Term Loan Agreements
In May 2025, we entered into a term loan agreement for $900 million with an expiration of May 2026. Pursuant to the loan agreement, loans made thereunder bear interest at a rate equal to 1-month SOFR + 0.90% and all indebtedness thereunder is unsecured. The loan is reflected in Short-term borrowings in the Consolidated Balance Sheets as of June 30, 2025.
Long-Term Debt
Debt Issuances and Redemptions
During the six months ended June 30, 2025, the following long-term debt was issued (redeemed):

Type	Interest Rate	Maturity	Amount
2025 Senior Notes	3.25%	June 2025	$(900)
CR Nonrecourse Debt	3-month SOFR + 2.25%	December 2027	(33)
West Medway II Nonrecourse Debt	1-month SOFR + 3.225% - 3.350%	March 2026	(23)
Tax Exempt Pollution Control Revenue Bonds	4.45%	March 2025	(23)
Continental Wind Nonrecourse Debt	6.00%	February 2033	(18)
Antelope Valley DOE Nonrecourse Debt	2.29% - 3.56%	January 2037	(9)
RPG Nonrecourse Debt	4.11%	March 2035	(2)
Total long-term debt issued (redeemed)			$(1,008)
Debt Covenants
As of June 30, 2025, we are in compliance with all debt covenants.
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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following table presents the carrying amounts and fair values of our long-term debt and SNF obligation as of June 30, 2025 and December 31, 2024. We have no financial liabilities classified as Level 1. The carrying amounts of the short-term liabilities as presented in the Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	June 30, 2025				December 31, 2024
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year	$7,411	$6,934	$705	$7,639	$8,412	$7,805	$716	$8,521
SNF Obligation	1,397	1,311	—	1,311	1,366	1,278	—	1,278

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
Recurring Fair Value Measurements
The following table present assets and liabilities measured and recorded at fair value in the Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$38	$—	$—	$38	$120	$—	$—	$120
NDT fund investments
Cash equivalents(b)	490	170	—	660	187	163	—	350
Equities	5,730	1,663	1	7,394	5,230	1,897	—	7,127
Fixed income	2,230	1,587	376	4,193	2,089	1,462	368	3,919
Private credit	—	—	127	127	—	—	134	134
Assets measured at NAV	—	—	—	5,955	—	—	—	5,791
NDT fund investments subtotal(c)	8,450	3,420	504	18,329	7,506	3,522	502	17,321
Rabbi trust investments	58	40	1	99	58	41	1	100
Investments in equities	92	—	—	92	389	—	—	389
Mark-to-market derivative assets
Economic hedges	1,402	6,166	4,218	11,786	1,278	5,306	2,641	9,225
Effect of netting and allocation of collateral	(1,218)	(5,834)	(3,481)	(10,533)	(1,097)	(4,790)	(2,123)	(8,010)
Mark-to-market derivative assets subtotal	184	332	737	1,253	181	516	518	1,215
Total assets measured at fair value	8,822	3,792	1,242	19,811	8,254	4,079	1,021	19,145

Liabilities
Mark-to-market derivative liabilities
Economic hedges	(1,417)	(6,424)	(4,365)	(12,206)	(1,222)	(5,462)	(2,778)	(9,462)
Effect of netting and allocation of collateral	1,357	6,258	3,765	11,380	1,180	5,157	2,259	8,596
Mark-to-market derivative liabilities subtotal	(60)	(166)	(600)	(826)	(42)	(305)	(519)	(866)
Deferred compensation obligation	—	(111)	—	(111)	—	(93)	—	(93)
Total liabilities measured at fair value	(60)	(277)	(600)	(937)	(42)	(398)	(519)	(959)
Total net assets	$8,762	$3,515	$642	$18,874	$8,212	$3,681	$502	$18,186
__________
(a)CEG Parent has $51 million and $130 million of Level 1 cash equivalents as of June 30, 2025 and December 31, 2024, respectively. We exclude cash of $1,943 million and $2,924 million, and restricted cash of $59 million and $71 million as of June 30, 2025 and December 31, 2024, respectively. CEG Parent has excluded an additional $9 million and $4 million of cash as of June 30, 2025 and December 31, 2024, respectively.
(b)Includes net liabilities of $135 million and $148 million as of June 30, 2025 and December 31, 2024, respectively, which consist of receivables related to pending securities sales, interest and dividend receivables, repurchase agreement obligations, and payables related to pending securities purchases. The repurchase agreements are generally short-term in nature with durations generally of 30 days or less.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities
(c)Includes total NDT derivative assets and liabilities that are not material, which have notional amounts of $1,514 million and $1,119 million as of June 30, 2025 and December 31, 2024, respectively. The notional principal amounts provide one measure of the transaction volume outstanding as of the periods ended and do not represent the amount of our exposure to credit or market loss.
As of June 30, 2025, our NDTs have outstanding commitments to invest in private credit, private equity, and real assets of $504 million, $436 million, and $568 million, respectively. These commitments will be funded by our existing NDT funds.
Equity Security Investments without Readily Determinable Fair Values. We hold investments without readily determinable fair values with carrying amounts of $204 million and $150 million as of June 30, 2025 and December 31, 2024, respectively. Changes in fair value, cumulative adjustments, and impairments were not material for the three and six months ended June 30, 2025 and the year ended December 31, 2024.
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	NDT Fund Investments	Mark-to-Market Derivatives		Rabbi Trust Investments	Total
Balance as of April 1, 2025	$502	$(18)		$1	$485
Total realized / unrealized gains (losses)
Included in net income (loss)	1	94	(a)	—	95
Included in Payables related to Regulatory Agreement Units	3	—		—	3
Change in collateral	—	80		—	80
Purchases, sales, issuances and settlements
Purchases	—	36		—	36
Sales	—	(2)		—	(2)
Settlements	(2)	—		—	(2)
Transfers into Level 3	—	(42)	(b)	—	(42)
Transfers out of Level 3	—	(11)	(b)	—	(11)
Balance as of June 30, 2025	$504	$137		$1	$642
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2025	$1	$206		$—	$207

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities

	Three Months Ended June 30, 2024
	NDT Fund Investments	Mark-to-Market Derivatives		Rabbi Trust Investments	Total
Balance as of April 1, 2024	$460	$518		$1	$979
Total realized / unrealized gains (losses)
Included in net income (loss)	—	(185)	(a)	—	(185)
Included in Payables related to Regulatory Agreement Units	1	—		—	1
Change in collateral	—	(40)		—	(40)
Purchases, sales, issuances and settlements
Purchases	33	14		—	47
Sales	—	(39)		—	(39)
Settlements	(2)	—		—	(2)
Transfers into Level 3	—	30	(b)	—	30
Transfers out of Level 3	—	14	(b)	—	14
Balance as of June 30, 2024	$492	$312		$1	$805
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2024	$—	$(4)		$—	$(4)

	Six Months Ended June 30, 2025
	NDT Fund Investments	Mark-to-Market Derivatives		Rabbi Trust Investments	Total
Balance as of January 1, 2025	$502	$(1)		$1	$502
Total realized / unrealized gains (losses)
Included in net income (loss)	2	(37)	(a)	—	(35)
Included in Payables related to Regulatory Agreement Units	3	—		—	3
Change in collateral	—	147		—	147
Purchases, sales, issuances and settlements
Purchases	—	51		—	51
Sales	—	(5)		—	(5)
Settlements	(4)	—		—	(4)
Transfers into Level 3	1	(43)	(b)	—	(42)
Transfers out of Level 3	—	25	(b)	—	25
Balance as of June 30, 2025	$504	$137		$1	$642
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2025	$2	$110		$—	$112

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities

	Six Months Ended June 30, 2024
	NDT Fund Investments	Mark-to-Market Derivatives		Rabbi Trust Investments	Total
Balance as of January 1, 2024	$429	$869		$1	$1,299
Total realized / unrealized gains (losses)
Included in net income (loss)	—	(491)	(a)	—	(491)
Included in Payables related to Regulatory Agreement Units	4	—		—	4
Change in collateral	—	(7)		—	(7)
Purchases, sales, issuances and settlements
Purchases	66	18		—	84
Sales	—	(83)		—	(83)
Settlements	(7)	(2)		—	(9)
Transfers into Level 3	—	39	(b)	—	39
Transfers out of Level 3	—	(31)	(b)	—	(31)
Balance as of June 30, 2024	$492	$312		$1	$805
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2024	$—	$25		$—	$25
__________
(a)Includes a reduction of ($112) million and ($147) million for realized gains due to the settlement of derivative contracts for the three and six months ended June 30, 2025, respectively. Includes a reduction of ($181) million and ($518) million for realized gains due to the settlement of derivative contracts for the three and six months ended June 30, 2024, respectively.
(b)Transfers into and out of Level 3 generally occur when the contract tenor becomes less and more observable, respectively, primarily due to changes in market liquidity or assumptions for certain commodity contracts.
The following table presents the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	Operating Revenues		Purchased Power and Fuel		Other, net
	2025	2024	2025	2024	2025	2024
Total gains (losses) included in net income	$(37)	$(103)	$131	$(82)	$1	$—
Total unrealized gains (losses)	74	113	132	(117)	1	—

	Six Months Ended June 30,
	Operating Revenues		Purchased Power and Fuel		Other, net
	2025	2024	2025	2024	2025	2024
Total gains (losses) included in net income	$1	$(275)	$(38)	$(218)	$2	$—
Total unrealized gains (losses)	66	261	44	(236)	2	—

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities
Mark-to-Market Derivatives
The following table presents the significant inputs to the forward curve used to value these positions:

Type of trade	Fair Value as of June 30, 2025	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	2025 Range & Arithmetic Average		2024 Range & Arithmetic Average
Mark-to-market derivatives—Economic hedges(a)(b)	$(147)	$(137)	Discounted Cash Flow	Forward power price	$5.24 - $142	$52	$2.57 - $140	$49
				Forward gas price	$1.42 - $14	$3.98	$2.09 - $15	$3.68
			Option Model	Volatility percentage	12% - 131%	62%	23% - 141%	57%
__________
(a)The valuation techniques, unobservable inputs, ranges, and arithmetic averages are the same for the asset and liability positions.
(b)The fair values do not include cash collateral posted (received) on Level 3 positions of $284 million and $136 million as of June 30, 2025 and December 31, 2024, respectively.
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
13. Commitments and Contingencies
Commitments
Commercial Commitments. Commercial commitments as of June 30, 2025, representing commitments potentially triggered by future events, were as follows:

	Expiration within
	2025	2026	2027	2028	2029	2030 and beyond	Total
Letters of credit	$1,366	$743	$1	$120	$—	$1	$2,231
Surety bonds(a)	386	251	—	214	—	—	851
Total commercial commitments	$1,752	$994	$1	$334	$—	$1	$3,082
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
As of June 30, 2025 and December 31, 2024, we had accrued undiscounted amounts for environmental liabilities of $10 million and $60 million, respectively, in Accounts payable and accrued expenses and $166 million and $169 million, respectively, in Other deferred credits and other liabilities in the Consolidated Balance Sheets. See Note 18 — Commitments and Contingencies of our 2024 Form 10-K for additional information on environmental remediation matters. As of June 30, 2025, and through the date of filing, there have been no material changes in amounts recognized for the matters discussed in our 2024 Form 10-K.
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
See Note 18 — Commitments and Contingencies of our 2024 Form 10-K for additional information on litigation matters. As of June 30, 2025, and through the date of filing, there have been no material changes in amounts recognized for the matters discussed in our 2024 Form 10-K.
14. Shareholders' Equity
Share Repurchase Program (CEG Parent)
Since 2023, our Board of Directors authorized the repurchase of up to $3 billion of the Company's outstanding common stock. As of June 30, 2025, there was approximately $540 million of remaining authority to repurchase shares of the Company's outstanding common stock, which reflects the net impact of capped call options not yet settled, as discussed below. No other repurchase plans or programs have been authorized. See Note 19 — Shareholders' Equity of our 2024 Form 10-K for additional information on our share repurchase program.
During the three and six months ended June 30, 2025, there were no open market repurchases. During the six months ended June 30, 2024, we repurchased from the open market 1.2 million shares of our common stock for a total cost, inclusive of taxes and transaction costs, of $150 million. There were no open market repurchases during the three months ended June 30, 2024.
In 2024 and 2025, we entered into ASR agreements with financial institutions to initiate share repurchases of our common stock. Under the ASR agreements, we paid a specified amount to the financial institutions and received an initial delivery of shares of common stock, which resulted in an immediate reduction in the number of our shares outstanding. Based on the terms of the ASR agreements, we received an initial share delivery based on 80% of each ASR agreements' cost. Upon settlement of the ASR agreements, the financial institution delivers additional incremental shares. The total number of shares ultimately delivered, and therefore the average price paid per share, is determined at the end of the applicable purchase period of each ASR agreement based on the average of the daily-volume weighted average share price, less a discount.
Under the terms of the ASR agreement entered into in June 2025, which initiated share repurchases of our common stock for $404 million, inclusive of taxes and other transaction costs, we received an initial share delivery of approximately 1.1 million shares of our common stock. The remaining shares will be delivered upon completion of the transaction in the third quarter of 2025.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Shareholders' Equity
The following table summarizes the activity of our ASR agreement for the six months ended June 30, 2024:

(in millions, except average price paid per share)
ASR Agreement Initiation	Total Cost	Initial Shares Received	ASR Agreement Settlement	Additional Shares Received	Total Number of Shares Purchased	Average Price Paid per Share
March 2024	$354	1.7	May 2024	0.2	1.9	$182.65
May 2024	$505	1.8	July 2024	0.6	2.4	$211.40
Capped Call Options. In February 2025, we entered into two structured share repurchase agreements. Under these agreements, we were required to make up-front cash payments totaling $150 million in exchange for the right to receive a predetermined amount of shares of our common stock or cash at expiration, depending upon the closing price of our common stock on the respective settlement dates. If either option is exercised, we would receive shares which would reduce the number of our total shares outstanding. If the options are not exercised, we will receive our initial up-front cash payment plus a nominal cash premium at the expiration of the agreements. The cash received will restore the remaining authority available for repurchases. Any prepayments or cash payments at settlement are recorded in Common Stock on our Consolidated Balance Sheet and as a financing activity within our Consolidated Statement of Cash Flows. During the second quarter of 2025, one agreement expired unexercised, resulting in the return of the $100 million initial up-front cash payment plus a nominal cash premium. The remaining agreement expires in August 2025.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Shareholders' Equity
Changes in Accumulated Other Comprehensive Loss (All Registrants)
The following tables present changes in AOCI, net of tax, by component:

Three Months Ended June 30, 2025	Gains (losses) on Cash Flow Hedges	Pension and OPEB Items(a)	Foreign Currency Items	Total
Beginning balance	$(4)	$(2,279)	$(26)	$(2,309)
OCI before reclassifications	—	—	20	20
Amounts reclassified from AOCI	1	16	—	17
Net current-period OCI	1	16	20	37
Ending balance	$(3)	$(2,263)	$(6)	$(2,272)

Three Months Ended June 30, 2024
Beginning balance	$(10)	$(2,143)	$(27)	$(2,180)
OCI before reclassifications	—	(2)	(1)	(3)
Amounts reclassified from AOCI	2	20	—	22
Net current-period OCI	2	18	(1)	19
Ending balance	$(8)	$(2,125)	$(28)	$(2,161)

Six Months Ended June 30, 2025
Beginning balance	$(6)	$(2,262)	$(34)	$(2,302)
OCI before reclassifications	—	(34)	28	(6)
Amounts reclassified from AOCI	3	33	—	36
Net current-period OCI	3	(1)	28	30
Ending balance	$(3)	$(2,263)	$(6)	$(2,272)

Six Months Ended June 30, 2024
Beginning balance	$(10)	$(2,157)	$(24)	$(2,191)
OCI before reclassifications	—	(5)	(4)	(9)
Amounts reclassified from AOCI	2	37	—	39
Net current-period OCI	2	32	(4)	30
Ending balance	$(8)	$(2,125)	$(28)	$(2,161)
__________
(a)AOCI amounts are included in the computation of net periodic pension and OPEB cost. See Note 9 — Retirement Benefits for additional information. See our Consolidated Statements of Operations and Comprehensive Income for individual components of AOCI.
The following table presents income tax (expense) benefit allocated to each component of our other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pension and OPEB plans:
Actuarial loss reclassified to periodic benefit cost	$(6)	$(6)	$(12)	$(12)
Pension and OPEB plans valuation adjustment	—	—	12	2

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Variable Interest Entities
15. Variable Interest Entities
At June 30, 2025 and December 31, 2024, we consolidated several VIEs or VIE groups for which we are the primary beneficiary (see Consolidated VIEs below) and had significant interests in several other VIEs for which we do not have the power to direct the entities’ activities and, accordingly, we were not the primary beneficiary (see Unconsolidated VIEs below). Consolidated and unconsolidated VIEs are aggregated to the extent that the entities have similar risk profiles.
Consolidated VIEs
The table below shows the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated financial statements as of June 30, 2025 and December 31, 2024. The assets, except as noted in the footnotes to the table below, can only be used to settle obligations of the VIEs. The liabilities, except as noted in the footnotes to the table below, are such that creditors, or beneficiaries, do not have recourse to our general credit.

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$81	$59
Restricted cash and cash equivalents	60	50
Accounts receivable
Customer accounts receivable, net	2,108	2,134
Other accounts receivable, net	12	12
Inventories, net
Materials and supplies	13	13
Other current assets	34	38
Total current assets	2,308	2,306
Property, plant, and equipment, net	1,983	2,025
Other noncurrent assets	132	142
Total noncurrent assets	2,115	2,167
Total assets(a)	$4,423	$4,473

Long-term debt due within one year	$65	$64
Accounts payable and accrued expenses	50	54
Other current liabilities	1	—
Total current liabilities	116	118
Long-term debt	614	642
Asset retirement obligations	212	206
Other noncurrent liabilities	2	2
Total noncurrent liabilities	828	850
Total liabilities	$944	$968
__________
(a)Our balances include unrestricted assets for current unamortized energy contract assets of $19 million and $22 million, disclosed within other current assets in the table above and noncurrent unamortized energy contract assets of $125 million and $133 million, disclosed within other noncurrent assets in the table above as of June 30, 2025 and December 31, 2024, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Variable Interest Entities
As of June 30, 2025 and December 31, 2024, our consolidated VIEs included the following:

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
Unconsolidated VIEs
Our variable interests in unconsolidated VIEs generally include energy purchase and sale contracts. For the energy purchase and sale contracts (commercial agreements), the carrying amount of assets and liabilities in the Consolidated Balance Sheets that relate to our involvement with the VIEs are predominantly related to working capital accounts and generally represent the amounts owed by, or owed to, us for the deliveries associated with the current billing cycles under the commercial agreements.
As of June 30, 2025 and December 31, 2024, we had significant unconsolidated variable interests in several VIEs for which we were not the primary beneficiary. These interests include certain commercial agreements.
The following table presents summary information about our significant unconsolidated VIE entities:

	June 30, 2025	December 31, 2024
Commercial Agreement VIEs:
Total assets(a)	$628	$617
Total liabilities(a)	53	42
Other ownership interests in VIE(a)	575	575
__________
(a)These items represent amounts on the unconsolidated VIE balance sheets, not in the Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Variable Interest Entities
As of June 30, 2025 and December 31, 2024 the unconsolidated VIEs consist of:

Unconsolidated VIE groups:	Reason entity is a VIE:	Reason we are not the primary beneficiary:
Energy Purchase and Sale agreements - We have several energy purchase and sale agreements with generating facilities.	PPA contracts that absorb variability through fixed pricing.	We do not conduct the operational activities.
16. Supplemental Financial Information
Supplemental Statement of Operations and Comprehensive Income Information
The following tables provide additional information about items recorded in the Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating revenues	2025	2024	2025	2024
Variable lease income	$64	$68	$117	$119

	Three Months Ended June 30,		Six Months Ended June 30,
Taxes other than income taxes	2025	2024	2025	2024
Property	$71	$73	$142	$139
Payroll	39	35	83	73
Gross receipts(a)	39	32	77	65
Other	(2)	2	5	5
Total taxes other than income taxes	$147	$142	$307	$282
__________
(a)Represent gross receipts taxes related to our retail operations. The offsetting collection of gross receipts taxes from customers is recorded in Operating revenues in the Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
Other, net	2025	2024	2025	2024
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory Agreement Units	$131	$91	$375	$257
Non-Regulatory Agreement Units	73	32	167	115
Net unrealized gains (losses) on NDT funds
Regulatory Agreement Units	429	(14)	311	211
Non-Regulatory Agreement Units	253	5	230	139
Regulatory offset to NDT fund-related activities(b)	(449)	(63)	(552)	(375)
Total Decommissioning-related activities	437	51	531	347
Net realized and unrealized gains (losses) from equity investments(c)	(7)	(58)	(275)	(11)
Other	10	13	30	32
Total Other, net	$440	$6	$286	$368
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Supplemental Financial Information
Supplemental Cash Flow Information
The following tables provide additional information about items recorded within our Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
Depreciation, amortization, and accretion	2025	2024
PP&E(a)	$492	$590
Nuclear fuel(b)	468	433
ARO accretion(c)	318	336
Amortization of energy contract assets and liabilities(d)	12	17
Amortization of intangible assets, net(a)	10	12
Total depreciation, amortization, and accretion	$1,300	$1,388
__________
(a)Included in Depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Included in Purchased power and fuel expense in the Consolidated Statements of Operations and Comprehensive Income.
(c)Included in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(d)Included in Operating revenues or Purchased power and fuel expense in the Consolidated Statements of Operations and Comprehensive Income.

	CEG Parent		Constellation
	Six Months Ended June 30,		Six Months Ended June 30,
Other non-cash operating activities	2025	2024	2025	2024
Other decommissioning-related activity(a)	$(224)	$(246)	$(224)	$(246)
Pension and non-pension postretirement benefit costs	76	56	76	56
Energy-related options(b)	(23)	30	(23)	30
Other(c)	150	95	101	78
Total other non-cash operating activities	$(21)	$(65)	$(70)	$(82)
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

June 30, 2025	CEG Parent	Constellation
Cash and cash equivalents	$1,974	$1,964
Restricted cash and cash equivalents	88	76
Total cash, restricted cash, and cash equivalents	$2,062	$2,040

December 31, 2024
Cash and cash equivalents	$3,022	$3,018
Restricted cash and cash equivalents	107	97
Total cash, restricted cash, and cash equivalents	$3,129	$3,115

June 30, 2024
Cash and cash equivalents	$311	$308
Restricted cash and cash equivalents	72	64
Total cash, restricted cash, and cash equivalents	$383	$372
For additional information on restricted cash, see Note 1 — Basis of Presentation of our 2024 Form 10-K.
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Consolidated Balance Sheets.

	Accounts payable and accrued expenses
June 30, 2025	CEG Parent	Constellation
Accounts payable	$2,446	$2,414
Compensation-related accruals(a)	605	396
Taxes accrued	205	203

December 31, 2024
Accounts payable	$2,369	$2,348
Compensation-related accruals(a)	907	689
Taxes accrued	232	223
__________
(a)Primarily includes accrued payroll, bonuses and other incentives, vacation, and benefits.

17. Subsequent Events
One Big Beautiful Bill Act
In July 2025, the OBBBA was signed into law, which, among other things, permanently extends key provisions of the 2017 Tax Cuts and Jobs Act, including full bonus depreciation and immediate deduction of research and development expenses. In addition, the OBBBA preserves transferability and certain federal tax credits from the IRA, specifically, 45U for existing nuclear plants through 2032 and 45Y for new nuclear projects, including uprates, restarts, and new reactors, through 2035, while enhancing the credit to allow advanced nuclear facilities to qualify for the energy communities bonus adder subject to eligibility requirements. As it relates to both 45U and 45Y, certain foreign entity of concern rules must be met to qualify for the respective credits. Overall, the OBBBA reinforces the long-term economic viability of our nuclear generation assets. We are currently evaluating the full impact of these provisions, which will be recognized in the third quarter of 2025 and is not expected to have a material impact to our results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except per share data, unless otherwise noted)
Executive Overview
We are the nation's largest producer of carbon-free energy and a supplier of energy products and services. Our generating capacity includes primarily nuclear, wind, solar, natural gas, and hydroelectric assets. Through our integrated business operations, we sell electricity, natural gas, and other energy-related products and sustainable solutions to various types of customers, including distribution utilities, municipalities, cooperatives, and commercial, industrial, public sector, and residential customers in markets across multiple geographic regions. We have five reportable segments: Mid-Atlantic, Midwest, New York, ERCOT, and Other Power Regions.
Significant Transactions and Developments
One Big Beautiful Bill Act
We continue to see legislative support for nuclear energy generation including the passage of the OBBBA. Signed into law in July 2025, the OBBBA both preserves certain federal tax credits from the IRA and enhances certain credits to allow advanced nuclear facilities to qualify for the energy communities bonus adder, subject to eligibility requirements. Overall, the OBBBA reinforces the long-term economic viability of our nuclear generation assets. See Note 17 - Subsequent Events for additional information regarding the bill.
Clinton Clean Energy Center
We have signed a 20-year PPA with Meta Platforms, Inc. (Meta) for the output of the Clinton Clean Energy Center to support Meta’s clean energy goals and operations in the region with emissions-free nuclear energy. The agreement, beginning in June 2027, supports the relicensing and continued operations of Clinton nuclear facility for another two decades after the state’s ZEC program expires. This deal will expand Clinton’s clean energy output by 30 megawatts through plant uprates, expected to be fully complete in 2029, and will enable the Clinton Clean Energy Center to continue to flow power onto the local grid, providing grid reliability and low-cost power to the region for decades to come. The uprates are expected to qualify for the technology-neutral clean electricity PTC (45Y) provided for by the IRA and preserved by the OBBBA for its first 10 years of operations.
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
Regulatory approvals for the acquisition were received by the PUCT and NYPSC in June 2025 and by the FERC in July 2025. Completion of the transaction is conditioned upon review by the DOJ and other customary closing conditions. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.

Other Key Business Drivers
Tariffs
The energy sector has been impacted by changes in U.S. and foreign trade policies, particularly the introduction and adjustment of tariffs by the U.S. on the import of various energy-related products and materials. Importantly, oil, natural gas, and uranium (including enriched uranium) are currently excluded from most of the recent tariff changes. The imposition of tariffs on imported goods, including electric transformers and other equipment used for power generation, may lead to increased costs for acquiring essential components to maintain, uprate, and operate our generating facilities. We are committed to navigating the current environment through prudent cost management, utilization of supplier relationships, and potential supply alternatives as mitigants for potential price increases. The long-term impact of tariffs on the energy sector remains uncertain and we cannot predict or estimate the impact on future consolidated financial statements.
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
Environmental Regulation
Regulation of GHGs from Power Plants under the Clean Air Act. In April 2024, EPA issued a final rule that regulates greenhouse gases from existing coal, new natural gas-fired power plants, and existing oil/gas steam generators under Clean Air Act section 111. The applicable standards are subcategorized by retirement date for existing coal and capacity factor for new gas. In June 2025, EPA issued a proposal to repeal its regulations addressing GHG emissions from the sector. In July 2025, EPA issued a proposed rule to repeal the 2009 "Endangerment Finding" underpinning all GHG regulation by EPA. Repealing the finding would provide an independent basis for ending EPA regulation of GHGs from power plants.
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

Critical Accounting Policies and Estimates
Management makes a number of significant estimates, assumptions, and judgments in the preparation of our financial statements. At June 30, 2025, our critical accounting policies and estimates had not changed significantly from December 31, 2024. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates of our 2024 Form 10-K for further information.
Financial Results of Operations
GAAP Results of Operations. The following table sets forth our consolidated GAAP Net Income (Loss) Attributable to Common Shareholders for the three and six months ended June 30, 2025 compared to the same period in 2024. For additional information regarding the financial results for the three and six months ended June 30, 2025 and 2024, see the discussions of Results of Operations below.

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2025	2024		2025	2024
GAAP Net Income (Loss) Attributable to Common Shareholders	$839	$814	$25	$957	$1,697	$(740)
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
Unless otherwise noted, the income tax impact of each reconciling adjustment between GAAP Net Income (Loss) Attributable to Common Shareholders and Adjusted (non-GAAP) Operating Earnings is based on the marginal statutory federal and state income tax rates, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. For all adjustments except the NDT fund investment returns, which are included in decommissioning-related activities, the marginal statutory income tax rate was 25.5% and 25.1% for the three and six months ended June 30, 2025 and 2024, respectively. Under IRS regulations, NDT fund investment returns are taxed at different rates for investments if they are in qualified or non-qualified funds. The effective tax rates for the unrealized and realized gains and losses related to NDT funds were 54.6% and 66.9% for the three months ended June 30, 2025 and 2024, respectively and 54.7% and 56.2% for the six months ended June 30, 2025 and 2024, respectively. The following table provides a reconciliation between GAAP Net Income (Loss) Attributable to Common Shareholders and Adjusted (non-GAAP) Operating Earnings for the three and six months ended June 30, 2025 compared to the same period in 2024.

	Three Months Ended June 30,
	2025		2024
(In millions, except per share data)		Earnings Per Share(a)		Earnings Per Share(a)
GAAP Net Income (Loss) Attributable to Common Shareholders	$839	$2.67	$814	$2.58
Unrealized (Gain) Loss on Fair Value Adjustments (net of taxes of $37 and $136, respectively)(b)	(121)	(0.38)	(405)	(1.28)
Plant Retirements and Divestitures (net of taxes of $2 and $9, respectively)	7	0.02	26	0.08
Decommissioning-Related Activities (net of taxes of $208 and $3, respectively)(c)	(144)	(0.46)	36	0.11
Pension & OPEB Non-Service (Credits) Costs (net of taxes of $3 and $—, respectively)	9	0.03	1	—
Acquisition-Related Costs (net of taxes of $3 and $—, respectively)(d)	9	0.03	—	—
Change in Environmental Liabilities (net of taxes of $— and $18, respectively)	—	—	55	0.17
Separation Costs (net of taxes of $— and $1, respectively)	—	—	4	0.01
ERP System Implementation Costs (net of taxes of $— and $1, respectively)	—	—	2	0.01
Noncontrolling Interests(f)	—	—	(2)	(0.01)
Adjusted (non-GAAP) Operating Earnings	$599	$1.91	$531	$1.68

	Six Months Ended June 30,
	2025		2024
(In millions, except per share data)		Earnings Per Share(a)		Earnings Per Share(a)
GAAP Net Income (Loss) Attributable to Common Shareholders	$957	$3.05	$1,697	$5.35
Unrealized (Gain) Loss on Fair Value Adjustments (net of taxes of $131 and $193, respectively)(b)	384	1.22	(575)	(1.81)
Plant Retirements and Divestitures (net of taxes of $6 and $13, respectively)	18	0.06	38	0.12
Decommissioning-Related Activities (net of taxes of $239 and $136, respectively)(c)	(125)	(0.40)	(32)	(0.10)
Pension & OPEB Non-Service (Credits) Costs (net of taxes of $6 and $1, respectively)	18	0.06	4	0.01
Acquisition-Related Costs (net of taxes of $8 and $—, respectively)(d)	22	0.07	—	—
Change in Environmental Liabilities (net of taxes of $— and $19, respectively)	1	—	55	0.17
Separation Costs (net of taxes of $— and $3, respectively)	—	—	9	0.03
ERP System Implementation Costs (net of taxes of $— and $2, respectively)	—	—	5	0.02
Income Tax-Related Adjustments(e)	—	—	(88)	(0.28)
Noncontrolling Interests(f)	(3)	(0.01)	(3)	(0.01)
Adjusted (non-GAAP) Operating Earnings	$1,272	$4.05	$1,110	$3.50
__________
(a)Amounts may not sum due to rounding. Earnings per share amount is based on average diluted common shares outstanding of 314 million and 316 million for the three months ended June 30, 2025 and 2024, respectively and 314 million and 317 million for the six months ended June 30, 2025 and 2024, respectively.
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
(e)In 2024, primarily reflects the adjustment to deferred income taxes due to changes in forecasted apportionment.
(f)Represents elimination of the noncontrolling interest portion of certain adjustments included above.

Results of Operations

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2025	2024		2025	2024
Operating revenues	$6,101	$5,475	$626	$12,889	$11,637	$1,252
Operating expenses
Purchased power and fuel	3,132	2,292	840	7,516	5,709	1,807
Operating and maintenance	1,617	1,645	(28)	3,162	3,131	31
Depreciation and amortization	254	296	(42)	502	602	(100)
Taxes other than income taxes	147	142	5	307	282	25
Total operating expenses	5,150	4,375	775	11,487	9,724	1,763
Operating income (loss)	951	1,100	(149)	1,402	1,913	(511)
Other income and (deductions)
Interest expense, net	(118)	(142)	24	(264)	(269)	5
Other, net	440	6	434	286	368	(82)
Total other income and (deductions)	322	(136)	458	22	99	(77)
Income (loss) before income taxes	1,273	964	309	1,424	2,012	(588)
Income tax (benefit) expense	440	154	286	462	318	144
Equity in income (losses) of unconsolidated affiliates	—	(1)	1	—	(2)	2
Net income (loss)	833	809	24	962	1,692	(730)
Net income (loss) attributable to noncontrolling interests	(6)	(5)	(1)	5	(5)	10
Net income (loss) attributable to common shareholders	$839	$814	$25	$957	$1,697	$(740)
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024. The variance in Net income (loss) attributable to common shareholders was favorable by $25 million primarily due to:
•Favorable net ZEC revenues, including the impacts of higher revenue recognized for ZECs delivered under the Illinois ZEC program in prior planning years;
•Favorable net realized and unrealized NDT fund investment activity; and
•Favorable market and portfolio conditions primarily driven by higher capacity revenues and generation-to-load optimization.
The favorable items were partially offset by:
•Lower Nuclear PTC revenues in 2025. See Note 5 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information; and
•Unfavorable lower net unrealized gains on economic hedges.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. The variance in Net income (loss) attributable to common shareholders was unfavorable by ($740) million primarily due to:
•Unfavorable net unrealized losses on economic hedges;
•Lower Nuclear PTC revenues in 2025. See Note 5 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information; and
•Higher net unrealized losses on equity investments.
The unfavorable items were partially offset by:
•Favorable net ZEC revenues, including the impacts of higher revenue recognized for ZECs delivered under the Illinois ZEC program in prior planning years;
•Favorable market and portfolio conditions primarily driven by higher capacity revenues, higher realized margins on load contracts and generation-to-load optimization; and
•Favorable net realized and unrealized NDT fund investment activity.
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
For the three and six months ended June 30, 2025 compared to 2024, Operating revenues were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change(a)	2025	2024	$ Change	% Change(a)
Mid-Atlantic	$1,448	$1,304	$144	11.0%	$3,113	$2,546	$567	22.3%
Midwest	1,524	1,168	356	30.5%	2,928	2,262	666	29.4%
New York	535	514	21	4.1%	1,097	1,027	70	6.8%
ERCOT	464	357	107	30.0%	862	678	184	27.1%
Other Power Regions	1,178	1,184	(6)	(0.5)%	2,734	2,808	(74)	(2.6)%
Total reportable segment electric revenues	5,149	4,527	622	13.7%	10,734	9,321	1,413	15.2%
Other	866	756	110	14.6%	2,356	2,062	294	14.3%
Mark-to-market gains (losses)	86	192	(106)		(201)	254	(455)
Total Operating revenues	$6,101	$5,475	$626	11.4%	$12,889	$11,637	$1,252	10.8%
__________
(a)% Change in mark-to-market is not a meaningful measure.

Sales and Supply Sources. Our sales and supply sources by region are summarized below:

	Three Months Ended June 30,				Six Months Ended June 30,
(GWhs)	2025	2024	Change	% Change	2025	2024	Change	% Change
Nuclear Generation(a)
Mid-Atlantic	12,263	13,229	(966)	(7.3)%	25,440	26,419	(979)	(3.7)%
Midwest	23,760	23,625	135	0.6%	47,356	47,546	(190)	(0.4)%
New York	6,632	6,685	(53)	(0.8)%	12,913	12,764	149	1.2%
ERCOT	2,515	1,775	740	41.7%	5,044	3,978	1,066	26.8%
Total Nuclear Generation	45,170	45,314	(144)	(0.3)%	90,753	90,707	46	0.1%

Natural Gas, Oil, and Renewables
Mid-Atlantic	810	612	198	32.4%	1,442	1,480	(38)	(2.6)%
Midwest	258	284	(26)	(9.2)%	643	623	20	3.2%
ERCOT	3,206	3,592	(386)	(10.7)%	6,290	7,107	(817)	(11.5)%
Other Power Regions	1,286	1,617	(331)	(20.5)%	3,090	5,168	(2,078)	(40.2)%
Total Natural Gas, Oil, and Renewables	5,560	6,105	(545)	(8.9)%	11,465	14,378	(2,913)	(20.3)%

Purchased Power
Mid-Atlantic	3,750	3,316	434	13.1%	8,544	6,685	1,859	27.8%
Midwest	475	225	250	111.1%	963	533	430	80.7%
ERCOT	837	1,060	(223)	(21.0)%	1,495	1,725	(230)	(13.3)%
Other Power Regions	9,849	9,643	206	2.1%	20,844	20,042	802	4.0%
Total Purchased Power	14,911	14,244	667	4.7%	31,846	28,985	2,861	9.9%

Total Supply/Sales by Region
Mid-Atlantic	16,823	17,157	(334)	(1.9)%	35,426	34,584	842	2.4%
Midwest	24,493	24,134	359	1.5%	48,962	48,702	260	0.5%
New York	6,632	6,685	(53)	(0.8)%	12,913	12,764	149	1.2%
ERCOT	6,558	6,427	131	2.0%	12,829	12,810	19	0.1%
Other Power Regions	11,135	11,260	(125)	(1.1)%	23,934	25,210	(1,276)	(5.1)%
Total Supply/Sales by Region	65,641	65,663	(22)	—%	134,064	134,070	(6)	—%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Nuclear fleet capacity factor	94.8%	95.4%	94.5%	94.4%
Refueling outage days	41	49	129	127
Non-refueling outage days	22	3	22	13
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

	Three Months Ended June 30,				Six Months Ended June 30,
Location (Region)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
PJM West (Mid-Atlantic)	$42.43	$30.80	$11.63	37.8%	$48.06	$31.62	$16.44	52.0%
ComEd (Midwest)	31.09	22.41	8.68	38.7%	33.20	24.24	8.96	37.0%
Central (New York)	37.40	27.22	10.18	37.4%	56.36	31.05	25.31	81.5%
North (ERCOT)	32.75	30.90	1.85	6.0%	32.07	28.31	3.76	13.3%
Southeast Massachusetts (Other)(a)	40.31	29.46	10.85	36.8%	72.53	36.82	35.71	97.0%
__________
(a)Reflects New England, which comprises the majority of the activity in the Other region.

Capacity Prices. We participate in capacity auctions in each of our major regions, except ERCOT which does not have a capacity market. We also incur capacity costs associated with load served, which are factored into customer sales prices. Capacity prices have a material impact on our operating revenues and purchased power and fuel expense. We report capacity on a net monthly basis within each region in either Operating revenues or Purchased power and fuel expense, depending on our net monthly position. The following table presents the average capacity prices ($/MW Day) for each of our major regions. Prices reflect the weighted average prices for the various auction periods within the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,				Six Months Ended June 30,
Location (Region)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Eastern Mid-Atlantic Area Council (Mid-Atlantic)	$125.71	$50.86	$74.85	147.2%	$89.65	$50.18	$39.47	78.7%
ComEd (Midwest)	109.25	32.39	76.86	237.3%	69.09	33.26	35.83	107.7%
Rest of State (New York)	132.89	98.33	34.56	35.1%	109.61	102.42	7.19	7.0%
Southeast New England (Other)	662.37	360.97	301.40	83.5%	805.97	213.82	592.15	276.9%
ZEC Prices. We are compensated through state programs for the carbon-free attributes of our nuclear generation. The following table includes the average ZEC reference prices ($/MWh) for each of our major regions in which state programs have been enacted. Gross prices reflect the weighted average price for the various delivery periods within the three and six months ended June 30, 2025 and 2024 and may not necessarily reflect prices we ultimately realize as a result of interaction with the nuclear PTC discussed below.

	Three Months Ended June 30,				Six Months Ended June 30,
State (Region)(a)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
New Jersey (Mid-Atlantic)(b)	$10.00	$9.97	$0.03	0.3%	$10.00	$9.96	$0.04	0.4%
Illinois (Midwest)	6.64	3.33	3.31	99.4%	8.01	1.81	6.20	342.5%
New York (New York)	14.76	18.27	(3.51)	(19.2)%	16.52	18.27	(1.75)	(9.6)%
__________
(a)See ITEM 1. BUSINESS, Environmental Matters of our 2024 Form 10-K for additional information on the plants receiving payments through state programs.
(b)The New Jersey ZEC program ended in May 2025. The ZEC price is expected to be approximately $10.00/MWh for each delivery period and is subject to an annual update once full year generation is known. Following the latest annual update in August 2024, the ZEC price for the delivery period beginning June 2023 through May 2024 was calculated to be $9.95/MWh.

Illinois CMC Price. The price received (paid) for each CMC is determined by the IPA monthly by subtracting energy and capacity index prices from the bid price, which resulted in $32.50 per MWh for the period June 2023 through May 2024, $33.43 per MWh for the period June 2024 through May 2025 and $33.50 per MWh for the period June 2025 through May 2026. If the monthly CMC price per MWh calculation results in a net positive value, ComEd will multiply that value by the delivered quantity and pay the total to us. If the CMC price per MWh calculation results in a net negative value, we will multiply this value by the delivered quantity and pay the net value to ComEd. The average CMC prices per MWh were ($0.42) and $10.10 for the three months ended June 30, 2025 and 2024, respectively, and ($1.23) and $8.83 for the six months ended June 30, 2025 and 2024, respectively. The average CMC prices may not necessarily reflect prices we ultimately realize as a result of interaction with the nuclear PTC discussed below.

Nuclear PTC. Beginning in 2024, our nuclear units are eligible for a PTC extending through 2032. The nuclear PTC provides a transferable credit up to $15 per MWh (a base credit of $3 per MWh with a five times multiplier provided certain prevailing wage requirements are met) and is subject to phase-out when annual gross receipts are between $25.00 per MWh and $43.75 per MWh and $26.00 per MWh and $44.75 per MWh for 2024 and 2025, respectively. We evaluated and expect to meet the annual prevailing wage requirements at all of our nuclear units and are eligible for the five times multiplier. Both the amount of the PTC and the gross receipts thresholds adjust for inflation annually through the duration of the program based on the GDP price deflator for the preceding calendar year. The benefits of the PTC may be realized through a credit against our federal income taxes or transferred via sale to an unrelated party.
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
The following table summarizes the impacts to Operating revenues related to the benefits of nuclear PTC and state-sponsored programs subject to refund or pass through as described above for the three and six months ended June 30, 2025 compared to 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Nuclear PTC revenue(a)	$45	$408	$(363)	(89)%	$45	$712	$(667)	(93.7)%
State-sponsored programs net revenue(b)	75	51	24	47%	190	120	70	58.3%
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
For the three and six months ended June 30, 2025 compared to 2024, changes in Operating revenues by region were approximately as follows:

	Three Months Ended June 30			Six Months Ended June 30
	$ Change	% Change(a)	Description	$ Change	% Change(a)	Description
Mid-Atlantic	$144	11.0%	• favorable realized economic hedges of $100 due to settled prices relative to hedged prices • favorable retail load revenue of $110 primarily due to higher contracted energy prices; partially offset by • absence of nuclear PTC revenue of ($95) in the current year	$567	22.3%
• favorable realized economic hedges of $360 due to settled prices relative to hedged prices
• favorable retail load revenue of $265 primarily due to higher contracted energy prices and load volumes
• favorable wholesale load revenue of $120 primarily due to higher contracted energy prices and load volumes; partially offset by
• absence of nuclear PTC revenue of ($180) in the current year

	Three Months Ended June 30			Six Months Ended June 30
	$ Change	% Change(a)	Description	$ Change	% Change(a)	Description
Midwest	356	30.5%	• favorable ZEC revenue of $175 primarily due to revenue recognized for Illinois ZECs delivered in prior planning years • favorable net generation and wholesale load revenue of $170 primarily due to higher load volumes and contracted energy prices • favorable realized economic hedges of $165 due to settled prices relative to hedged prices • favorable retail load revenue of $75 primarily due to higher contracted energy prices and load volumes; partially offset by • lower nuclear PTC revenue of ($230) in the current year	666	29.4%
• favorable net generation and wholesale load revenue of $385 primarily due to higher load volumes and contracted energy prices
• favorable realized economic hedges of $365 due to settled prices relative to hedged prices
• favorable ZEC revenue of $220 primarily due to revenue recognized for Illinois ZECs delivered in prior planning years and increase in ZEC price
• favorable retail load revenue of $125 primarily due to higher contracted energy prices and load volumes; partially offset by
• lower nuclear PTC revenue of ($425) in the current year

New York	21	4.1%	• No individually significant drivers	70	6.8%
• favorable net generation revenue of $115 primarily due to higher energy prices
• favorable retail load revenue of $75 primarily due to higher contracted energy prices; partially offset by
• unfavorable realized economic hedges of ($100) due to settled prices relative to hedged prices
• absence of nuclear PTC revenue of ($65) in the current year

ERCOT	107	30.0%	• favorable realized economic hedges of $60 due to settled prices relative to hedged prices	184	27.1%
• favorable realized economic hedges of $70 due to settled prices relative to hedged prices
• favorable wholesale load revenue of $50 primarily due to higher contracted energy prices
• favorable retail load revenue of $50 primarily due to higher contracted energy prices

	Three Months Ended June 30			Six Months Ended June 30
	$ Change	% Change(a)	Description	$ Change	% Change(a)	Description
Other Power Regions	(6)	(0.5)%	• No individually significant drivers	(74)	(2.6)%	• unfavorable net wholesale load revenue of ($140) primarily due to lower contracted prices; partially offset by • favorable retail load revenue of $55 primarily due to higher contracted energy prices
Other	110	14.6%	• favorable gas revenue of $100 primarily due to higher gas prices	294	14.3%	• favorable gas revenue of $240 primarily due to higher gas prices • favorable revenues in the United Kingdom, inclusive of realized economic hedges, of $85 primarily due to higher energy prices
Mark-to-market(b)	(106)		• gains on economic hedging activities of $86 in 2025 compared to gains of $192 in 2024	(455)		• losses on economic hedging activities of ($201) in 2025 compared to gains of $254 in 2024
Total	$626	11.4%		$1,252	10.8%
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
For the three and six months ended June 30, 2025 compared to 2024, Purchased power and fuel expense were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change(a)	2025	2024	$ Change	% Change(a)
Mid-Atlantic	$666	$544	$122	22.4%	$1,522	$1,111	$411	37.0%
Midwest	488	403	85	21.1%	1,042	794	248	31.2%
New York	138	141	(3)	(2.1)%	299	310	(11)	(3.5)%
ERCOT	193	143	50	35.0%	377	254	123	48.4%
Other Power Regions	997	891	106	11.9%	2,359	2,148	211	9.8%
Total electric purchased power and fuel	2,482	2,122	360	17.0%	5,599	4,617	982	21.3%
Other	731	567	164	28.9%	1,963	1,613	350	21.7%
Mark-to-market losses (gains)	(81)	(397)	316		(46)	(521)	475
Total Purchased power and fuel	$3,132	$2,292	$840	36.6%	$7,516	$5,709	$1,807	31.7%
__________
(a)% Change in mark-to-market is not a meaningful measure.

For the three and six months ended June 30, 2025 compared to 2024, changes in Purchased power and fuel expense by region were approximately as follows:

	Three Months Ended June 30			Six Months Ended June 30
	$ Change	% Change(a)	Description	$ Change	% Change(a)	Description
Mid-Atlantic	$122	22.4%	• unfavorable cost of ($110) associated with purchased power to supply load relative to generation volumes primarily due to higher energy prices and lower generation volumes	$411	37.0%	• unfavorable cost of ($360) associated with purchased power to supply load relative to generation volumes primarily due to higher energy prices and increased load served
Midwest	85	21.1%	• unfavorable cost of ($70) associated with purchased power to supply load relative to generation volumes primarily driven by higher net transmission costs	248	31.2%	• unfavorable cost of ($225) associated with purchased power to supply load relative to generation volumes primarily driven by higher net transmission costs
New York	(3)	(2.1)%	• No individually significant drivers	(11)	(3.5)%	• No individually significant drivers
ERCOT	50	35.0%	• No individually significant drivers	123	48.4%	• unfavorable cost of ($100) associated with purchased power to supply load relative to generation volumes primarily due to higher energy prices
Other Power Regions	106	11.9%	• unfavorable purchased power of ($220) primarily due to higher energy prices; partially offset by • favorable realized economic hedges of $110 due to settled prices relative to hedged prices	211	9.8%
• unfavorable purchased power of ($840) primarily due to lower generation volumes driven by the retirement of Mystic Units 8 and 9 and higher energy prices; partially offset by
• favorable realized economic hedges of $665 due to settled prices relative to hedged prices

Other	164	28.9%	• unfavorable net gas purchases, inclusive of realized economic hedges, of ($115) primarily due to higher gas prices	350	21.7%
• unfavorable net gas purchases, inclusive of realized economic hedges, of ($200) primarily due to higher gas prices
• unfavorable purchases in the United Kingdom, inclusive of realized economic hedges, of ($95) primarily due to higher energy prices
• unfavorable fair value adjustments related to gas imbalances of ($50)

Mark-to-market(b)	316		• gains on economic hedging activities of $81 in 2025 compared to gains of $397 in 2024	475		• gains on economic hedging activities of $46 in 2025 compared to gains of $521 in 2024
Total	$840	36.6%		$1,807	31.7%

__________
(a)% Change in mark-to-market is not a meaningful measure.
(b)See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on mark-to-market gains and losses.
Other, net was favorable for the three and six months ended June 30, 2025 compared to the same period in 2024, due to activity described in the table below:

	Income (Deductions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Decommissioning-related activities(a)	$437	$51	$531	$347
Net realized and unrealized gains (losses) from equity investments(b)	(7)	(58)	(275)	(11)
Other	10	13	30	32
Other, net	$440	$6	$286	$368
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

Effective income tax rates were 34.6% and 16.0% for the three months ended June 30, 2025 and 2024, respectively and 32.4% and 15.8% for the six months ended June 30, 2025 and 2024, respectively. The change in effective tax rate for 2025 is primarily due to the decrease in nuclear PTCs generated, which are not taxable, as well as higher qualified NDT fund income which is taxed at a higher rate. See Note 8 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
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

Cash Flow Activities
The following table summarizes our cash flow activities for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,
	2025	2024	$ Change
Cash, restricted cash, and cash equivalents at beginning of period	$3,129	$454	$2,675
Net cash provided by (used in):
Operating activities	1,584	(1,336)	2,920
Investing activities	(1,758)	2,650	(4,408)
Financing activities	(893)	(1,385)	492
Net increase (decrease) in cash, restricted cash, and cash equivalents	(1,067)	(71)	(996)
Cash, restricted cash, and cash equivalents at end of period	$2,062	$383	$1,679
Net Cash Provided By (Used In) Operating Activities
Cash provided by operating activities was $1,584 million for the six months ended June 30, 2025, compared to cash used in operating activities of ($1,336) million for the six months ended June 30, 2024. Changes in our cash flows from operations were generally consistent with changes in results of operations, as adjusted for changes in working capital in the normal course of business. In December 2024, we amended our Accounts Receivable Facility whereby we now retain the rights to our receivables and any changes in our receivable balance flow through operating activities. This increase in cash flows from operating activities was partially offset by cash outflows associated with an increase in collateral postings. See Note 6 — Accounts Receivable and Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Net Cash Provided By (Used In) Investing Activities
Cash used in investing activities was ($1,758) million for the six months ended June 30, 2025, compared to cash provided by investing activities of $2,650 million for the six months ended June 30, 2024. The change was primarily due to an amendment of our Accounts Receivable Facility. Prior to the amendment, the collection and reinvestment of proceeds associated with the sale of receivables were treated as cash flows from investing activities in the Consolidated Statements of Cash Flows. As a result of the amendment, cash collections of accounts receivable are now treated as Cash flows from operating activities in the Consolidated Statement of Cash Flows. See Note 6 — Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information.
Net Cash Provided By (Used In) Financing Activities
Cash used in financing activities was ($893) million for the six months ended June 30, 2025, compared to cash used in financing activities of ($1,385) million for the six months ended June 30, 2024. The change primarily relates to repurchases of common stock during each period. The remaining change relates primarily to long-term debt and changes in short-term borrowings. Debt issuances and redemptions or repayments vary each year. See Note 11 — Debt and Credit Agreements and Note 14 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.

Quarterly dividends declared by our Board of Directors during the six months ended June 30, 2025 and for the third quarter of 2025 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share
First Quarter of 2025	February 18, 2025	March 7, 2025	March 18, 2025	$0.3878
Second Quarter of 2025	April 29, 2025	May 16, 2025	June 6, 2025	$0.3878
Third Quarter of 2025	August 5, 2025	August 18, 2025	September 5, 2025	$0.3878
Credit Matters and Cash Requirements
We fund liquidity needs for capital expenditures, working capital, energy hedging and other financial commitments through cash flows from operations, public debt offerings, commercial paper markets and large, diversified credit facilities. As of June 30, 2025, we have access to facilities with aggregate bank commitments of $9.5 billion. We had access to the commercial paper markets and had availability under our revolving credit facilities during the second quarter of 2025 to fund our short-term liquidity needs, when necessary. We routinely review the sufficiency of our liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. We closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I, ITEM 1A. RISK FACTORS of our 2024 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
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
Security Ratings
Our access to the capital markets, including the commercial paper market, and our financing costs in those markets, may depend on our securities ratings. A loss of investment grade credit rating would have required a three-notch downgrade by S&P or Moody's from their current levels as of June 30, 2025 of BBB+ and Baa1, to BB+ and Ba1 or below, respectively. As of June 30, 2025, we had $7.2 billion of available capacity under our credit facilities and $2.0 billion of cash on hand. In the event of a credit downgrade below investment grade and a resulting requirement to provide incremental collateral exceeding available capacity under our credit facilities and cash on hand, we would be required to access additional liquidity through the capital markets. Our borrowings are not subject to default or prepayment as a result of a downgrade of our securities, although such a downgrade could increase fees and interest charges under our credit agreements. Our credit ratings were affirmed following the announcement of our proposed acquisition of Calpine.
If we had lost our investment grade credit ratings as of June 30, 2025, we would have been required to provide incremental collateral estimated to be approximately $2.4 billion to meet collateral obligations for derivatives, non-derivatives, NPNS, and applicable payables and receivables, net of the contractual right of offset under master netting agreements.
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

As of June 30, 2025, the Crane NDT is fully funded under the SAFSTOR scenario that was the planned decommissioning option, as described in the Crane PSDAR filed with the NRC in April 2019. We will continue to file Crane's decommissioning funding status with the NRC annually until restart, at which point we will file decommissioning funding status reports in accordance with applicable NRC requirements. Additionally, as of June 30, 2025, we have adequate NDT funds for the remaining radiological decommissioning costs at Zion Station related to the Independent Spent Fuel Storage Installation. Decommissioning costs other than radiological may require funding from us. See Liquidity and Capital Resources — NRC Minimum Funding Requirements of our 2024 Form 10-K for information regarding the risk of additional financial assurance for shutdown units.

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
In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on owned and contracted generation positions that have not been hedged. Beginning in 2024, our existing nuclear fleet is eligible for a nuclear PTC, an important tool in managing commodity price risk for each nuclear unit not already receiving state support. The nuclear PTC provides increasing levels of support as unit revenues decline below levels established in the IRA and is further adjusted for inflation annually through the duration of the program based on the GDP price deflator for the preceding calendar year. See Note 5 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information.
The forecasted market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for our entire economic hedge portfolio associated with a $5/MWh reduction in the annual average around-the-clock energy price based on June 30, 2025 market conditions and hedged position results in an impact to earnings that is not material for 2025 and 2026, respectively, largely due to the nuclear PTC. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
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
Trading and Non-Trading Marketing Activities
The following table provides detail on changes in our commodity mark-to-market net assets (liabilities) balance sheet position from December 31, 2024 to June 30, 2025. This table incorporates the mark-to-market activities that are immediately recorded in earnings. This table excludes all NPNS contracts. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market commodity contract net assets (liabilities) recorded as of June 30, 2025 and December 31, 2024.

Balance as of December 31, 2024(a)	$317
Total change in fair value of contracts recorded in results of operations	(39)
Reclassification to realized at settlement of contracts recorded in results of operations	(119)
Changes in allocated collateral	261
Net option premium paid (received)	(18)
Option premium amortization	23
Upfront payments and amortizations(b)	(1)
Balance as of June 30, 2025(a)	$424
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

	Maturities Within						Total Fair Value
	2025	2026	2027	2028	2029	2030 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$12	$86	$40	$(11)	$(4)	$1	$124
Prices provided by external sources (Level 2)	6	72	69	9	7	—	163
Prices based on model or other valuation methods (Level 3)	358	(167)	(39)	(11)	(16)	12	137
Total	$376	$(9)	$70	$(13)	$(13)	$13	$424
__________
(a)Represents mark-to-market gains and losses on commodity derivative contracts that are recorded in the results of operations.
(b)Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $847 million at June 30, 2025.
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
Interest Rate and Foreign Exchange Risk
We use a combination of fixed-rate and variable-rate debt to manage interest rate exposure, We may also utilize interest rate swaps to manage our interest rate exposure, including derivatives to lock in rate levels in anticipation of future financings. A hypothetical 50 basis points change in interest rates associated with unhedged variable-rate long term debt and interest rate swaps would not have resulted in a material impact to our earnings for the six months ended June 30, 2025. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, we utilize foreign currency derivatives, which are typically designated as economic hedges. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
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
A hypothetical 25 basis points increase in interest rates and 10% decrease in equity prices would have resulted in a $981 million reduction in the fair value of our NDT trust assets as of June 30, 2025. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See Note 7 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements and Liquidity and Capital Resources section of ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information.
Our employee benefit plan trusts also hold investments in equity and debt securities. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates of our 2024 Form 10-K for further information.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
During the second quarter of 2025, our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in periodic reports that we file or submit with the SEC. These disclosure controls and procedures have been designed to ensure that (a) information relating to our consolidated subsidiaries, is accumulated and made known to our management, including our principal executive officer and principal financial officer, by other employees as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
As of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.
Changes in Internal Control Over Financial Reporting
We continually strive to improve our disclosure controls and procedures to enhance the quality of our financial reporting and to maintain dynamic systems that change as conditions warrant. There have been no changes in internal control over financial reporting that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, any of our internal control over financial reporting.

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
At June 30, 2025, our risk factors were consistent with the risk factors described in our 2024 Form 10-K in ITEM 1A. RISK FACTORS.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (CEG Parent)
Since 2023, our Board of Directors authorized the repurchase of up to $3 billion of the Company's outstanding common stock. No other repurchase plans or programs have been authorized. In February 2025, we entered into structured repurchase agreements whereby we purchased capped call options to reduce the total cost of our ongoing share repurchase program. During the second quarter of 2025, one agreement expired unexercised. The remaining agreement expires in August 2025. See Note 14 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information regarding our share repurchase program.
There were no open market share repurchases under the program during the six months ended June 30, 2025.
In June 2025, we entered into an ASR agreement with a financial institution to initiate share repurchases of our common stock for $404 million, inclusive of taxes and other transaction costs. Under the ASR agreement, we received an initial share delivery of approximately 1.1 million shares of our common stock, which resulted in an immediate reduction in the number of our shares outstanding. The remaining shares will be delivered upon completion of the transaction in the third quarter of 2025 and will be based on the average of the daily-volume weighted average price of our common stock during the term, less a discount.
The following table provides information regarding our share repurchases under the program during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(d)
April 1, 2025 to April 30, 2025	—	$—	$841
May 1, 2025 to May 31, 2025(b)	—	—	944
June 1, 2025 to June 30, 2025(c)	1,099,580	—	540
Total	1,099,580	$—	$540
__________
(a)We have not made any purchases of shares other than in connection with the publicly announced share repurchase program described above.
(b)Increase in remaining authority as a result of receipt of cash following expiration of capped call option. See Note 14 — Shareholders' Equity for additional information.
(c)Represents shares delivered under the ASR agreement. The total number of shares delivered and the average price per share under the ASR agreement will be determined at the end of the ASR period which is expected to occur in the third quarter of 2025.
(d)Approximate dollar value of shares that may yet be purchased under the program includes taxes and commissions.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 under Regulation S-K of the Exchange Act).

ITEM 6.	EXHIBITS

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 filed by the following officers for the following registrants:

Exhibit No.	Description
31.1	Filed by Joseph Dominguez for Constellation Energy Corporation

31.2	Filed by Daniel L. Eggers for Constellation Energy Corporation

31.3	Filed by Joseph Dominguez for Constellation Energy Generation, LLC

31.4	Filed by Daniel L. Eggers for Constellation Energy Generation, LLC

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 filed by the following officers for the following registrants:

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

August 7, 2025

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

August 7, 2025