Form 10-Q
period 2025-09-30
Constellation Energy Corp; CONSTELLATION ENERGY GENERATION LLC
filed 2025-11-07
CIK 1868275, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares outstanding of each registrant’s common stock as of October 31, 2025 was as follows:

Constellation Energy Corporation Common Stock, without par value	312,290,080
Constellation Energy Generation, LLC	Not applicable

GLOSSARY OF TERMS AND ABBREVIATIONS
Constellation Energy Corporation and Related Entities
CEG Parent	Constellation Energy Corporation
Constellation	Constellation Energy Generation, LLC
Registrants	CEG Parent and Constellation, collectively
Antelope Valley	Antelope Valley Solar Ranch One
Continental Wind	Continental Wind LLC
CR	Constellation Renewables, LLC
Crane	Crane Clean Energy Center (formerly known as Three Mile Island Unit 1)
CRP	Constellation Renewables Partners, LLC
NER	NewEnergy Receivables LLC
RPG	Renewable Power Generation, LLC
STP	South Texas Project nuclear generating station
West Medway II	West Medway Generating Station II

Former Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
AEP Texas	American Electric Power Texas
AESO	Alberta Electric Systems Operator
AOCI	Accumulated Other Comprehensive Income (Loss)
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ASR	Accelerated Share Repurchase
CAISO	California ISO
CenterPoint	CenterPoint Energy Houston Electric, LLC
Clean Air Act	Clean Air Act of 1963, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CMC	Carbon Mitigation Credit
CODM	Chief Operating Decision Maker
DOE	United States Department of Energy
DOI	United States Department of the Interior
DOJ	United States Department of Justice
DPP	Deferred Purchase Price
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Former PECO Units	Limerick, Peach Bottom, and Salem nuclear generating units
Former ComEd Units	Braidwood, Byron, Dresden, LaSalle and Quad Cities nuclear generating units
FRCC	Florida Reliability Coordinating Council
GAAP	Generally Accepted Accounting Principles in the United States
GDP	Gross Domestic Product
GHG	Greenhouse Gas
GW	Gigawatt
GWh	Gigawatt hour
ICE	Intercontinental Exchange
IPA	Illinois Power Agency
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
ITC	Investment Tax Credit
MDE	Maryland Department of the Environment
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British thermal units
Moody's	Moody’s Investors Service, Inc.
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
NASDAQ	Nasdaq Stock Market, LLC

NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NGX	Natural Gas Exchange, Inc.
Non-Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NPNS	Normal Purchase Normal Sale scope exception
NRC	Nuclear Regulatory Commission
NYISO	New York ISO
NYMEX	New York Mercantile Exchange
NYPSC	New York Public Service Commission
OBBBA	One Big Beautiful Bill Act of 2025
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
Pension Protection Act	Pension Protection Act of 2006
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PP&E	Property, Plant, and Equipment
PSDAR	Post-shutdown Decommissioning Activities Report
PSEG	Public Service Enterprise Group Incorporated
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
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
Forward-looking statements are based on current expectations, estimates and assumptions that involve a number of risks and uncertainties that could cause actual results to differ materially from those projected. The factors that could cause actual results to differ materially from the forward-looking statements made by us include those factors discussed herein, as well as the items discussed in (1) the Registrants' combined 2024 Annual Report on Form 10-K in (a) Part I, ITEM 1A. Risk Factors, (b) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 18 — Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part II, ITEM 1A. Risk Factors, (b) Part I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part I, ITEM 1. Financial Statements: Note 14 — Commitments and Contingencies; and (3) other factors discussed in filings with the SEC by the Registrants.
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
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Operating revenues	$6,570	$6,550	$19,459	$18,186
Operating expenses
Purchased power and fuel	3,567	3,119	11,083	8,828
Operating and maintenance	1,511	1,535	4,673	4,666
Depreciation and amortization	241	266	743	868
Taxes other than income taxes	165	165	472	446
Total operating expenses	5,484	5,085	16,971	14,808
Gain (loss) on sales of assets and businesses	—	2	—	2
Operating income (loss)	1,086	1,467	2,488	3,380
Other income and (deductions)
Interest expense, net	(134)	(147)	(398)	(416)
Other, net	443	325	729	693
Total other income and (deductions)	309	178	331	277
Income (loss) before income taxes	1,395	1,645	2,819	3,657
Income tax (benefit) expense	466	449	928	768
Equity in income (losses) of unconsolidated affiliates	—	—	—	(1)
Net income (loss)	929	1,196	1,891	2,888
Net income (loss) attributable to noncontrolling interests	(1)	(4)	4	(9)
Net income (loss) attributable to common shareholders	$930	$1,200	$1,887	$2,897
Comprehensive income (loss), net of income taxes
Net income (loss)	$929	$1,196	$1,891	$2,888
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(1)	(1)	(3)	(3)
Actuarial loss reclassified to periodic cost	19	15	54	53
Pension and non-pension postretirement benefit plan valuation adjustment	—	—	(34)	(4)
Unrealized gain (loss) on cash flow hedges	2	1	5	3
Unrealized gain (loss) on foreign currency translation	(8)	12	20	8
Other comprehensive income (loss), net of income taxes	12	27	42	57
Comprehensive income (loss)	941	1,223	1,933	2,945
Comprehensive income (loss) attributable to noncontrolling interests	(1)	(4)	4	(9)
Comprehensive income (loss) attributable to common shareholders	$942	$1,227	$1,929	$2,954

Average shares of common stock outstanding:
Basic	313	313	313	315
Assumed exercise and/or distributions of stock-based awards	—	1	1	1
Diluted	313	314	314	316

Earnings per average common share
Basic	$2.98	$3.83	$6.02	$9.20
Diluted	$2.97	$3.82	$6.02	$9.17
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income (loss)	$1,891	$2,888
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	1,945	2,049
Deferred income taxes and amortization of ITCs	248	358
Net fair value changes related to derivatives	328	(1,161)
Net realized and unrealized (gains) losses on NDT funds	(588)	(475)
Net realized and unrealized (gains) losses on equity investments	256	115
Other non-cash operating activities	(74)	(161)
Changes in assets and liabilities:
Accounts receivable	(184)	1,083
Inventories	(62)	31
Accounts payable and accrued expenses	(25)	(38)
Option premiums received (paid), net	49	159
Collateral received (posted), net	(192)	1,495
Income taxes	423	154
Pension and non-pension postretirement benefit contributions	(193)	(178)
Other assets and liabilities	(390)	(7,767)
Net cash flows provided by (used in) operating activities	3,432	(1,448)
Cash flows from investing activities
Capital expenditures	(1,963)	(1,836)
Proceeds from NDT fund sales	5,525	4,934
Investment in NDT funds	(5,773)	(5,140)
Collection of DPP, net	—	7,104
Acquisitions of assets and businesses	(13)	(22)
Other investing activities	3	16
Net cash flows provided by (used in) investing activities	(2,221)	5,056
Cash flows from financing activities
Change in short-term borrowings	—	(1,105)
Proceeds from short-term borrowings with maturities greater than 90 days	1,650	200
Repayments of short-term borrowings with maturities greater than 90 days	—	(739)
Issuance of long-term debt	—	900
Retirement of long-term debt	(1,036)	(99)
Dividends paid on common stock	(365)	(333)
Repurchases of common stock	(400)	(999)
Other financing activities	(98)	(5)
Net cash flows provided by (used in) financing activities	(249)	(2,180)
Increase (decrease) in cash, restricted cash, and cash equivalents	962	1,428
Cash, restricted cash, and cash equivalents at beginning of period	3,129	454
Cash, restricted cash, and cash equivalents at end of period	$4,091	$1,882

Supplemental disclosure of non-cash investing and financing activities
Increase (decrease) in DPP	$—	$7,682
Increase (decrease) in PP&E related to ARO update	188	(1,475)
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$3,959	$3,022
Restricted cash and cash equivalents	132	107
Accounts receivable, net
Customer accounts receivable (net of allowance for credit losses of $190 as of September 30, 2025 and December 31, 2024)	3,168	3,116
Other accounts receivable (net of allowance for credit losses of $8 and $6 as of September 30, 2025 and December 31, 2024, respectively)	612	602
Mark-to-market derivative assets	632	843
Inventories, net
Natural gas, oil, and emission allowances	242	243
Materials and supplies	1,422	1,357
Renewable energy credits	786	797
Other	696	689
Total current assets	11,649	10,776
Property, plant, and equipment (net of accumulated depreciation and amortization of $18,932 and $18,088 as of September 30, 2025 and December 31, 2024, respectively)	21,990	21,235
Deferred debits and other assets
Nuclear decommissioning trust funds	18,985	17,305
Investments	427	640
Goodwill	420	420
Mark-to-market derivative assets	459	372
Other	2,231	2,178
Total deferred debits and other assets	22,522	20,915
Total assets(a)	$56,161	$52,926
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$1,650	$—
Long-term debt due within one year	118	1,028
Accounts payable and accrued expenses	3,926	3,943
Mark-to-market derivative liabilities	474	467
Renewable energy credit obligation	956	1,076
Other	331	332
Total current liabilities	7,455	6,846
Long-term debt	7,269	7,384
Deferred credits and other liabilities
Deferred income taxes and unamortized ITCs	3,578	3,331
Asset retirement obligations	13,032	12,449
Pension and non-pension postretirement benefit obligations	1,767	1,875
Spent nuclear fuel obligation	1,412	1,366
Payables related to Regulatory Agreement Units	5,222	4,518
Mark-to-market derivative liabilities	440	399
Other	1,294	1,219
Total deferred credits and other liabilities	26,745	25,157
Total liabilities(a)	41,469	39,387
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock (No par value, 1,000 shares authorized, 312 and 313 shares outstanding as of September 30, 2025 and December 31, 2024, respectively)	11,022	11,402
Retained earnings (deficit)	5,588	4,066
Accumulated other comprehensive income (loss), net	(2,260)	(2,302)
Total shareholders' equity	14,350	13,166
Noncontrolling interests	342	373
Total equity	14,692	13,539
Total liabilities and shareholders' equity	$56,161	$52,926
__________
(a)Our consolidated assets include $4,358 million and $4,318 million at September 30, 2025 and December 31, 2024, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Our consolidated liabilities include $925 million and $968 million at September 30, 2025 and December 31, 2024, respectively, of certain VIEs for which the VIE creditors do not have recourse to us. See Note 16 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2025
	Shareholders' Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	312,838	$11,402	$4,066	$(2,302)	$373	$13,539
Net Income (loss)	—	—	118	—	11	129
Employee incentive plans	547	(49)	—	—	—	(49)
Changes in equity of noncontrolling interests	—	—	—	—	(6)	(6)
Common stock dividends ($0.3878/common share)	—	—	(122)	—	—	(122)
Capped call option contracts	—	(150)	—	—	—	(150)
Other comprehensive income (loss), net of income taxes	—	—	—	(7)	—	(7)
Balance, March 31, 2025	313,385	$11,203	$4,062	$(2,309)	$378	$13,334
Net Income (loss)	—	—	839	—	(6)	833
Employee incentive plans	117	37	—	—	—	37
Changes in equity of noncontrolling interests	—	—	—	—	(15)	(15)
Common stock dividends ($0.3878/common share)	—	—	(122)	—	—	(122)
Common stock repurchased	(1,099)	(404)	—	—	—	(404)
Capped call option contracts	—	103	—	—	—	103
Other comprehensive income (loss), net of income taxes	—	—	—	37	—	37
Balance, June 30, 2025	312,403	$10,939	$4,779	$(2,272)	$357	$13,803
Net Income (loss)	—	—	930	—	(1)	929
Employee incentive plans	58	30	—	—	—	30
Changes in equity of noncontrolling interests	—	—	—	—	(14)	(14)
Common stock dividends ($0.3878/common share)	—	—	(121)	—	—	(121)
Common stock repurchased	(183)	—	—	—	—	—
Capped call option contracts	—	53	—	—	—	53
Other comprehensive income (loss), net of income taxes	—	—	—	12	—	12
Balance, September 30, 2025	312,278	$11,022	$5,588	$(2,260)	$342	$14,692
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2024
	Shareholders' Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	317,472	$12,355	$761	$(2,191)	$361	$11,286
Net Income (loss)	—	—	883	—	—	883
Employee incentive plans	661	(4)	—	—	—	(4)
Common stock dividends ($0.3525/common share)	—	—	(112)	—	—	(112)
Common stock repurchased	(2,900)	(504)	—	—	—	(504)
Other comprehensive income (loss), net of income taxes	—	—	—	11	—	11
Balance, March 31, 2024	315,233	$11,847	$1,532	$(2,180)	$361	$11,560
Net Income (loss)	—	—	814	—	(5)	809
Employee incentive plans	72	8	—	—	—	8
Common stock dividends ($0.3525/common share)	—	—	(110)	—	—	(110)
Common stock repurchased	(2,091)	(505)	—	—	—	(505)
Other comprehensive income (loss), net of income taxes	—	—	—	19	—	19
Balance, June 30, 2024	313,214	$11,350	$2,236	$(2,161)	$356	$11,781
Net Income (loss)	—	—	1,200	—	(4)	1,196
Employee incentive plans	78	29	—	—	—	29
Changes in equity of noncontrolling interests	—	—	—	—	19	19
Common stock dividends ($0.3525/common share)	—	—	(111)	—	—	(111)
Common stock repurchased	(528)	—	—	—	—	—
Other comprehensive income, net of income taxes	—	—	—	27	—	27
Balance, September 30, 2024	312,764	$11,379	$3,325	$(2,134)	$371	$12,941
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Operating revenues	$6,570	$6,550	$19,459	$18,186
Operating expenses
Purchased power and fuel	3,567	3,119	11,083	8,828
Operating and maintenance	1,511	1,535	4,673	4,666
Depreciation and amortization	241	266	743	868
Taxes other than income taxes	165	165	472	446
Total operating expenses	5,484	5,085	16,971	14,808
Gain (loss) on sales of assets and businesses	—	2	—	2
Operating income (loss)	1,086	1,467	2,488	3,380
Other income and (deductions)
Interest expense, net	(134)	(147)	(398)	(416)
Other, net	443	325	729	693
Total other income and (deductions)	309	178	331	277
Income (loss) before income taxes	1,395	1,645	2,819	3,657
Income tax (benefit) expense	466	449	928	768
Equity in income (losses) of unconsolidated affiliates	—	—	—	(1)
Net income (loss)	929	1,196	1,891	2,888
Net income (loss) attributable to noncontrolling interests	(1)	(4)	4	(9)
Net income (loss) attributable to membership interest	$930	$1,200	$1,887	$2,897
Comprehensive income (loss), net of income taxes
Net income (loss)	$929	$1,196	$1,891	$2,888
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(1)	(1)	(3)	(3)
Actuarial loss reclassified to periodic cost	19	15	54	53
Pension and non-pension postretirement benefit plan valuation adjustment	—	—	(34)	(4)
Unrealized gain (loss) on cash flow hedges	2	1	5	3
Unrealized gain (loss) on foreign currency translation	(8)	12	20	8
Other comprehensive income (loss), net of income taxes	12	27	42	57
Comprehensive income (loss)	941	1,223	1,933	2,945
Comprehensive income (loss) attributable to noncontrolling interests	(1)	(4)	4	(9)
Comprehensive income (loss) attributable to membership interest	$942	$1,227	$1,929	$2,954
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income (loss)	$1,891	$2,888
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	1,945	2,049
Deferred income taxes and amortization of ITCs	248	358
Net fair value changes related to derivatives	328	(1,161)
Net realized and unrealized (gains) losses on NDT funds	(588)	(475)
Net realized and unrealized (gains) losses on equity investments	256	115
Other non-cash operating activities	(139)	(195)
Changes in assets and liabilities:
Accounts receivable	(201)	1,085
Receivables from and payables to affiliates, net	(51)	238
Inventories	(62)	31
Accounts payable and accrued expenses	(36)	(38)
Option premiums received (paid), net	49	159
Collateral received (posted), net	(192)	1,495
Income taxes	423	154
Pension and non-pension postretirement benefit contributions	(193)	(178)
Other assets and liabilities	(346)	(7,977)
Net cash flows provided by (used in) operating activities	3,332	(1,452)
Cash flows from investing activities
Capital expenditures	(1,963)	(1,836)
Proceeds from NDT fund sales	5,525	4,934
Investment in NDT funds	(5,773)	(5,140)
Collection of DPP, net	—	7,104
Acquisitions of assets and businesses	(13)	(22)
Other investing activities	3	16
Net cash flows provided by (used in) investing activities	(2,221)	5,056
Cash flows from financing activities
Change in short-term borrowings	—	(1,105)
Proceeds from short-term borrowings with maturities greater than 90 days	1,650	200
Repayments of short-term borrowings with maturities greater than 90 days	—	(739)
Issuance of long-term debt	—	900
Retirement of long-term debt	(1,036)	(99)
Distributions to member	(914)	(1,331)
Contributions from member	156	—
Other financing activities	(45)	—
Net cash flows provided by (used in) financing activities	(189)	(2,174)
Increase (decrease) in cash, restricted cash, and cash equivalents	922	1,430
Cash, restricted cash, and cash equivalents at beginning of period	3,115	440
Cash, restricted cash, and cash equivalents at end of period	$4,037	$1,870

Supplemental disclosure of non-cash investing and financing activities
Increase (decrease) in DPP	$—	$7,682
Increase (decrease) in PP&E related to ARO update	188	(1,475)
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$3,949	$3,018
Restricted cash and cash equivalents	88	97
Accounts receivable, net
Customer accounts receivable (net of allowance for credit losses of $190 as of September 30, 2025 and December 31, 2024)	3,168	3,116
Other accounts receivable (net of allowance for credit losses of $8 and $6 as of September 30, 2025 and December 31, 2024, respectively)	614	587
Mark-to-market derivative assets	632	843
Inventories, net
Natural gas, oil, and emission allowances	242	243
Materials and supplies	1,422	1,357
Renewable energy credits	786	797
Other	695	689
Total current assets	11,596	10,747
Property, plant, and equipment (net of accumulated depreciation and amortization of $18,932 and $18,088 as of September 30, 2025 and December 31, 2024, respectively)	21,990	21,235
Deferred debits and other assets
Nuclear decommissioning trust funds	18,985	17,305
Investments	427	640
Goodwill	420	420
Mark-to-market derivative assets	459	372
Other	2,225	2,174
Total deferred debits and other assets	22,516	20,911
Total assets(a)	$56,102	$52,893
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$1,650	$—
Long-term debt due within one year	118	1,028
Accounts payable and accrued expenses	3,668	3,696
Payables to affiliates	298	349
Mark-to-market derivative liabilities	474	467
Renewable energy credit obligation	956	1,076
Other	324	328
Total current liabilities	7,488	6,944
Long-term debt	7,269	7,384
Deferred credits and other liabilities
Deferred income taxes and unamortized ITCs	3,578	3,331
Asset retirement obligations	13,032	12,449
Pension and non-pension postretirement benefit obligations	1,767	1,875
Spent nuclear fuel obligation	1,412	1,366
Payables related to Regulatory Agreement Units	5,222	4,518
Mark-to-market derivative liabilities	440	399
Other	1,171	1,044
Total deferred credits and other liabilities	26,622	24,982
Total liabilities(a)	41,379	39,310
Commitments and contingencies (Note 14)
Equity
Member’s equity
Membership interest	10,144	10,538
Undistributed earnings (deficit)	6,497	4,974
Accumulated other comprehensive income (loss), net	(2,260)	(2,302)
Total member’s equity	14,381	13,210
Noncontrolling interests	342	373
Total equity	14,723	13,583
Total liabilities and equity	$56,102	$52,893
__________
(a)Our consolidated assets include $4,358 million and $4,318 million as of September 30, 2025 and December 31, 2024, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Our consolidated liabilities include $925 million and $968 million as of September 30, 2025 and December 31, 2024, respectively, of certain VIEs for which the VIE creditors do not have recourse to us. See Note 16 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2025
	Member's Equity
(In millions)	Membership Interest	Undistributed Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$10,538	$4,974	$(2,302)	$373	$13,583
Net Income (loss)	—	118	—	11	129
Changes in equity of noncontrolling interests	—	—	—	(6)	(6)
Distributions to member	(150)	(122)	—	—	(272)
Other comprehensive income (loss), net of income taxes	—	—	(7)	—	(7)
Balance, March 31, 2025	$10,388	$4,970	$(2,309)	$378	$13,427
Net Income (loss)	—	839	—	(6)	833
Changes in equity of noncontrolling interests	—	—	—	(15)	(15)
Contribution from member	103	—	—	—	103
Distributions to member	(400)	(121)	—	—	(521)
Other comprehensive income (loss), net of income taxes	—	—	37	—	37
Balance, June 30, 2025	$10,091	$5,688	$(2,272)	$357	$13,864
Net Income (loss)	—	930	—	(1)	929
Changes in equity of noncontrolling interests	—	—	—	(14)	(14)
Contribution from member	53	—	—	—	53
Distribution to member	—	(121)	—	—	(121)
Other comprehensive income (loss), net of income taxes	—	—	12	—	12
Balance, September 30, 2025	$10,144	$6,497	$(2,260)	$342	$14,723
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2024
	Member's Equity
(In millions)	Membership Interest	Undistributed Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$11,537	$1,667	$(2,191)	$361	$11,374
Net Income (loss)	—	883	—	—	883
Distributions to member	(499)	(111)	—	—	(610)
Other comprehensive income (loss), net of income taxes	—	—	11	—	11
Balance, March 31, 2024	$11,038	$2,439	$(2,180)	$361	$11,658
Net Income (loss)	—	814	—	(5)	809
Distributions to member	(500)	(110)	—	—	(610)
Other comprehensive income (loss), net of income taxes	—	—	19	—	19
Balance, June 30, 2024	$10,538	$3,143	$(2,161)	$356	$11,876
Net Income (loss)	—	1,200	—	(4)	1,196
Changes in equity of noncontrolling interests	—	—	—	19	19
Distributions to member	—	(111)	—	—	(111)
Other comprehensive income (loss), net of income taxes	—	—	27	—	27
Balance, September 30, 2024	$10,538	$4,232	$(2,134)	$371	$13,007
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
Basis of Presentation
The accompanying Consolidated Financial Statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited but, in our opinion, include all adjustments that are considered necessary for a fair statement of the results for the periods reported herein in accordance with GAAP. All adjustments are of a normal, recurring nature, unless otherwise disclosed. The Consolidated Financial Statements include the accounts of our subsidiaries and all intercompany transactions have been eliminated. Constellation's December 31, 2024 Consolidated Balance Sheet was derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2025. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts have been reclassified to conform to the presentation in the current period. Amounts disclosed relate to CEG Parent and Constellation unless specifically noted as relating to CEG Parent only. Unless otherwise indicated or the context otherwise requires, references herein to the terms “we,” “us,” and “our” refer collectively to CEG Parent and Constellation.
Summary of Significant Accounting Policies
See Note 1 — Basis of Presentation of our 2024 Form 10-K for additional information on significant accounting policies.
2. Mergers, Acquisitions, and Dispositions
Proposed Acquisition of Calpine Corporation
On January 10, 2025, we entered an agreement and plan of merger (Merger Agreement) with Calpine Corporation (Calpine) under which we will acquire all the outstanding equity interests of Calpine in a cash and stock transaction. Calpine owns and operates a generation fleet of natural gas, geothermal, battery storage, and solar assets with over 27 GWs of generation capacity, in addition to a competitive retail electric supplier platform serving approximately 60 TWhs of load annually. The merger consideration at closing will consist of an aggregate of 50 million newly issued shares of our common stock, no par value, and $4.5 billion in cash. We will also assume approximately $12.7 billion of Calpine’s outstanding debt. We expect to fund the cash portion of the transaction through a combination of cash on hand and cash flow generated by Calpine in the period between signing and closing of the transaction (that will be acquired at closing). Per the terms of the Merger Agreement, consummation of the transaction is to occur by December 31, 2025 (which date may be automatically extended to June 1, 2026, as further provided in the Merger Agreement). See Note 2 — Mergers, Acquisitions, and Dispositions of our 2024 Form 10-K for additional information.
We received regulatory approval for the merger from the PUCT and NYPSC in June 2025 and from the FERC in July 2025. Completion of the transaction is subject to the expiration or termination of any agreement with the DOJ to delay the consummation of the transaction and other customary closing conditions.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 2 — Mergers, Acquisitions, and Dispositions
Fees incurred as part of the acquisition were not material to the Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2025.
Acquisition of Joint Ownership in South Texas Project
In November 2023, we completed the acquisition of NRG South Texas LP (renamed and converted as Constellation South Texas, LLC), which owns a 44% undivided ownership interest in the jointly owned STP, a 2,645 MW, dual-unit nuclear plant located in Bay City, Texas. The consideration transferred was $1.66 billion. Other owners include City Public Service Board of San Antonio (CPS, 40%) and the City of Austin, Texas (Austin, 16%). In May 2024, we executed a settlement agreement with all parties (CPS/City of San Antonio, Austin, and NRG Energy, Inc.), resolving all litigation involving our purchase of the ownership interest in STP. The terms of the settlement include us selling a 2% ownership interest in STP to CPS at the same price and terms that we paid NRG Energy, Inc. for our 44% interest. We are working towards closing the transaction which remains subject to regulatory approvals (including the NRC and PUCT), the terms of settlement are not expected to have a material impact on our consolidated financial statements. See Note 2 — Mergers, Acquisitions, and Dispositions of our 2024 Form 10-K for additional information.
3. Regulatory Matters
As discussed in Note 3 — Regulatory Matters of our 2024 Form 10-K, we are involved in various regulatory and legislative proceedings. The following discusses developments in 2025 and updates to the 2024 Form 10-K.
Federal Regulatory Matters
In July 2025, the OBBBA was signed into law, which, among other things, permanently extends key provisions of the 2017 Tax Cuts and Jobs Act, including full bonus depreciation and immediate deduction of research and development expenses. In addition, the OBBBA preserves transferability and certain federal tax credits from the IRA, specifically, 45U for existing nuclear plants through 2032 and 45Y for new nuclear projects, including uprates, restarts, and new reactors, through 2035, while enhancing the credit to allow advanced nuclear facilities to qualify for the energy communities bonus adder, subject to eligibility requirements. As it relates to both 45U and 45Y, certain foreign entity of concern rules must be met to qualify for the respective credits. Overall, the OBBBA reinforces the long-term economic viability of our nuclear generation assets. While the provisions of the OBBBA resulted in acceleration of cash benefits of approximately $200 million, the impact of these provisions recognized in the third quarter of 2025 was not material to our results of operations.
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
In 2019, we and MDE filed with FERC a Joint Offer of Settlement (Offer of Settlement) that would resolve all outstanding issues relating to the 401 Certification. FERC subsequently issued a new 50-year license for Conowingo, effective March 1, 2021. Several environmental groups appealed FERC’s ruling to the U.S. Court of Appeals for the D.C. Circuit. The court of appeals issued a decision vacating FERC’s decision to grant Conowingo its license renewal and sending the matter back to FERC for further proceedings. Upon issuance of the mandate from the U.S. Court of Appeals for the D.C. Circuit, we began operating under an annual license, which renews automatically, containing the same terms as the license that was in effect prior to the 2021 FERC order. MDE informed us that as a result of the U.S. Court of Appeals decision, MDE would be resuming its administrative reconsideration of the 401 Certification.
In September 2025, we reached a settlement agreement with MDE and the other parties to the MDE reconsideration proceeding, Lower Susquehanna Riverkeeper Association, and Waterkeepers Chesapeake, which resolves all outstanding issues relating to the 401 Certification. As a result, MDE issued a Revised Water Quality Certification, which is needed for FERC to move forward with the issuance of a new 50-year license. The Revised Water Quality Certification and accompanying settlement agreement provide for a modified operational flow regime, funding for water quality and resiliency projects, commitments for trash and debris removal, fish and eel passage improvements, funding for freshwater mussel restoration and control of invasive species like

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 3 — Regulatory Matters
snakeheads and blue catfish, and funds to support additional studies on dredging and related activities. Our commitments under the various provisions of this settlement are not effective unless and until FERC approves and issues the new license. The terms of this settlement have no impact on the prior settlement agreement with the DOI.
The financial impact of this settlement and other commitments related to this renewal are estimated to be $15 million to $20 million per year, on average, recognized over the term of the 50-year renewal, inclusive of capital and operating costs. The actual timing and amount of the majority of these costs are not currently fixed and will vary from year to year throughout the life of the new license. We cannot currently predict when FERC will issue the new license. Depreciation provisions continue to assume operation through 2071 given our expectation that a 50-year license will be issued.
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
In September 2025, the NRC completed its environmental impact review of Peach Bottom Units 2 and 3, restoring the expiration dates of the respective operating licenses to 2053 and 2054, consistent with current accounting estimates utilized for both depreciation and ARO assumed retirement dates.
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
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2025. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years. This disclosure excludes mark-to-market derivatives and certain power and gas sales contracts which contain variable volumes and/or variable pricing.

	2025	2026	2027	2028	2029 and thereafter	Total
Remaining performance obligations	$56	$287	$181	$116	$211	$851
Transaction Price Allocated to Previously Satisfied Performance Obligations
Our Clinton and Quad Cities units contract with certain utilities in Illinois which require delivery of all ZECs produced during each planning year (June through May), with total compensation limited by an annual cap for each planning year designed to limit the cost of ZECs to each utility's customers. ZECs delivered that, if paid,

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 4 — Revenue from Contracts with Customers
would result in the annual cap being exceeded may be paid in subsequent years at the vintage year price as long as the payments would not exceed the annual cap in the year paid. The program commenced June 2017 and continues through May 2027. In various planning years since the program began, we delivered ZECs to the utilities in excess of the annual compensation cap.
The ZEC price and annual compensation cap effective for each planning year are administratively determined by the IPA. For the June 2025 through May 2026 planning year, the ZEC price has been established at $1.17 per ZEC, subject to an annual cap of $224 million. ZECs generated and delivered during this planning year will not exceed the annual cap, and as a result we recognized $201 million of revenue during the second quarter of 2025 as a receivable for ZECs delivered in prior planning years, with payment expected in the third quarter of 2026. As of September 30, 2025, this receivable is included within Customer accounts receivable, net in the Consolidated Balance Sheets.
For the June 2024 through May 2025 planning year, the ZEC price was established at $9.38 per ZEC, subject to an annual cap of $222 million. ZECs generated and delivered during this planning year did not exceed the annual cap, however the revenue recognized during the second quarter of 2024 for ZECs delivered in prior planning years was not material.
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
The following tables, which relate directly to our Consolidated Statements of Operations and Comprehensive Income, provide the reconciliation of operating revenues, purchased power and fuel expenses, and RNF for our reportable segments for the three and nine months ended September 30, 2025 and 2024.

Three Months Ended September 30, 2025	Revenues from contracts with customers	Other revenues(a)	Total Operating revenues	Total Purchased power and fuel expenses	Total RNF
Mid-Atlantic	$1,770	$(7)	$1,763	$(871)	$892
Midwest	1,222	168	1,390	(447)	943
New York	582	(24)	558	(159)	399
ERCOT	375	253	628	(213)	415
Other Power Regions	1,313	230	1,543	(1,200)	343
Total Reportable Segments	5,262	620	5,882	(2,890)	2,992
Other(b)(c)	441	247	688	(677)	11
Total Consolidated Results	$5,703	$867	$6,570	$(3,567)	$3,003

Three Months Ended September 30, 2024
Mid-Atlantic	$1,504	$99	$1,603	$(794)	$809
Midwest	958	317	1,275	(391)	884
New York	472	35	507	(150)	357
ERCOT	307	216	523	(120)	403
Other Power Regions	1,213	230	1,443	(1,010)	433
Total Reportable Segments	4,454	897	5,351	(2,465)	2,886
Other(b)(c)	319	880	1,199	(654)	545
Total Consolidated Results	$4,773	$1,777	$6,550	$(3,119)	$3,431

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 5 — Segment Information

Nine Months Ended September 30, 2025	Revenues from contracts with customers	Other revenues(a)	Total Operating revenues	Total Purchased power and fuel expenses	Total RNF
Mid-Atlantic	$4,811	$65	$4,876	$(2,393)	$2,483
Midwest	3,958	359	4,317	(1,489)	2,828
New York	1,772	(117)	1,655	(458)	1,197
ERCOT	1,003	486	1,489	(589)	900
Other Power Regions	3,719	558	4,277	(3,560)	717
Total Reportable Segments	15,263	1,351	16,614	(8,489)	8,125
Other(b)(d)	1,706	1,139	2,845	(2,594)	251
Total Consolidated Results	$16,969	$2,490	$19,459	$(11,083)	$8,376

Nine Months Ended September 30, 2024
Mid-Atlantic	$4,154	$(6)	$4,148	$(1,906)	$2,242
Midwest	2,951	586	3,537	(1,185)	2,352
New York	1,428	106	1,534	(460)	1,074
ERCOT	819	382	1,201	(375)	826
Other Power Regions	3,673	579	4,252	(3,157)	1,095
Total Reportable Segments	13,025	1,647	14,672	(7,083)	7,589
Other(b)(d)	1,413	2,101	3,514	(1,745)	1,769
Total Consolidated Results	$14,438	$3,748	$18,186	$(8,828)	$9,358
__________
(a)Includes revenues from nuclear PTCs as well as derivatives and leases. Intersegment activity in all periods presented is not material.
(b)Represents revenue activities not allocated to a region. See text above for a description of included activities.
(c)Revenues from contracts with customers includes natural gas revenues of $237 million and $184 million and other revenues includes unrealized mark-to-market losses of ($156) million and gains of $516 million for the three months ended September 30, 2025 and 2024, respectively.
(d)Revenues from contracts with customers includes natural gas revenues of $1,252 million and $1,024 million and other revenues includes unrealized mark-to-market losses of ($356) million and gains of $769 million for the nine months ended September 30, 2025 and 2024, respectively.
6. Government Assistance
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
For the three and nine months ended September 30, 2025, our Consolidated Statements of Operations and Comprehensive Income included an estimated nuclear PTC benefit in Operating revenues of approximately $175 million and $220 million, respectively. For the three and nine months ended September 30, 2024, our Consolidated Statements of Operations and Comprehensive Income included an estimated nuclear PTC benefit in Operating revenues of approximately $670 million and $1,380 million, respectively. Our estimates require the exercise of judgment in determining the amount of nuclear PTC expected for each of our nuclear units. The nuclear PTC continues to be the subject of additional guidance, from the U.S. Treasury and IRS, and may materially impact the total amount of the benefits we receive.

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
There were no agreements for sales of nuclear PTCs executed in 2025. During the third quarter of 2024, we executed agreements for the sale of $1 billion of nuclear PTCs to unaffiliated third parties at a nominal discount, with approximately $670 million of cash proceeds received upon sale (included within Cash flows from operating activities in our Consolidated Statements of Cash Flows) and approximately $195 million received in the fourth quarter of 2024. Cash received in 2025 on sale agreements executed in 2024 was approximately $95 million. As of September 30, 2025, our Consolidated Balance Sheets reflect approximately $125 million of nuclear PTCs within Other deferred debits and other assets. As of December 31, 2024, our Consolidated Balance Sheets reflected $185 million of estimated nuclear PTCs within Other deferred debits and other assets, and $95 million within Other current assets. Additionally, as of September 30, 2025 and December 31, 2024, we recognized a reduction to Accounts payable and accrued expenses in our Consolidated Balance Sheets of $270 million and $150 million, respectively, for estimated nuclear PTCs that we have utilized as a credit against our current federal income taxes payable.
Many of the state-sponsored programs providing compensation for the emissions-free attributes of generation from certain of our nuclear units include contractual or other provisions that require us to refund that compensation up to the amount of the nuclear PTC received or pass through the entirety of the nuclear PTC received. As of September 30, 2025 and December 31, 2024, we have recognized approximately $1,140 million and $1,030 million, respectively, of estimated payables within Other deferred credits and other liabilities, Accounts payable and accrued expenses or as offsets to Customer accounts receivable in our Consolidated Balance Sheets associated with programs requiring refunds or pass through of the nuclear PTC. During the three and nine months ended September 30, 2025, we recognized a reduction to net operating revenue of approximately $220 million and $30 million, respectively, associated with these programs in our Consolidated Statements of Operations and Comprehensive Income, compared to a reduction to net operating revenue of approximately $115 million and increase to net operating revenue (pre-tax) of approximately $10 million during the three and nine months ended September 30, 2024, respectively. As with the actual amount of the nuclear PTC earned, which cannot be determined until after the end of the calendar year, any change resulting from additional guidance received may materially impact amounts due under state-sponsored programs.
7. Accounts Receivable
Allowance for Credit Losses on Accounts Receivable
The following table presents the rollforward of allowance for credit losses on Customer accounts receivable. The activity and balances were not material for the nine months ended September 30, 2024 given it did not include an allowance related to the sales of customer accounts receivable disclosed below.

Balance as of December 31, 2024	$190
Current period provision for expected credit losses	35
Write-offs, net of recoveries(a)	(35)
Balance as of September 30, 2025	$190
__________
(a)Recoveries were not material.
The Allowance for credit losses on Other accounts receivable was not material as of the balance sheet dates.
Unbilled Customer Revenue
We recorded $1,045 million and $1,109 million of unbilled customer revenues in Customer accounts receivables, net in the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 7 — Accounts Receivable
Sales of Customer Accounts Receivable
In 2020, NER, a bankruptcy remote, special purpose entity, which is wholly owned by us, entered into a revolving accounts receivable financing arrangement with a number of financial institutions and a commercial paper conduit (Purchasers) to sell certain customer accounts receivable (Facility). On December 31, 2024, we amended the Facility. We no longer sell receivables to the Purchasers and all outstanding receivables were assigned back to us. Under the Facility's prior terms, NER sold eligible short-term customer accounts receivable to the Purchasers in exchange for cash and subordinated interest. The transfers were reported as sales of receivables in the consolidated financial statements. The subordinated interest in collections upon the receivables sold to the Purchasers is referred to as the DPP. As a result of the receivables being assigned back to NER under the amended Facility, NER forgave any and all remaining DPP owed by the Purchasers. The reassignment of receivables resulted in the recognition of $1,529 million of Customer accounts receivable as of December 31, 2024. See Note 12 — Debt and Credit Agreements for terms of the amended Facility.
The following table presents our cash proceeds associated with the Facility prior to the amendment.

Nine Months Ended September 30, 2024
Proceeds from new transfers(a)	$1,688
Cash collections received on DPP(b)	7,404
Cash collections reinvested in the Facility	$9,092
__________
(a)Customer accounts receivable sold into the Facility was $9,370 million.
(b)Does not include the $300 million net cash payments made to the Purchasers in order to reduce the outstanding borrowing amount under the Facility.
We previously recognized the cash proceeds received upon sale in Cash flows from operating activities within the Changes in Other assets and liabilities line in the Consolidated Statements of Cash Flows, which was ($7,682) million for the nine months ended September 30, 2024. The collection and reinvestment of DPP was recognized in Cash flows from investing activities in the Collection of DPP, net line in the Consolidated Statements of Cash Flows, which was $7,104 million for the nine months ended September 30, 2024.
See Note 16 — Variable Interest Entities for additional information on NER.
Other Sales of Customer Accounts Receivables
We are required, under supplier tariffs, to sell customer receivables to certain utility companies at a nominal discount. The total gross receivables sold were $3,207 million and $228 million for the nine months ended September 30, 2025 and 2024, respectively. Prior to the Facility amendment discussed in the preceding paragraphs, certain accounts receivable subject to these supplier tariffs were sold to the Purchasers under the Facility.
8. Nuclear Decommissioning
Nuclear Decommissioning Asset Retirement Obligations
We have a legal obligation to decommission our nuclear power plants following the permanent cessation of operations. See Note 10 — Asset Retirement Obligations of our 2024 Form 10-K for additional information regarding AROs and the financial statement impact of changes in estimates.
The following table provides a rollforward of the nuclear decommissioning AROs reflected in the Consolidated Balance Sheets from December 31, 2024 to September 30, 2025:

Balance as of December 31, 2024	$12,186
Accretion expense	467
Net increase due to changes in, and timing of, estimated future cash flows	108
Costs incurred related to decommissioning plants	(12)
Balance as of September 30, 2025	$12,749

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 8 — Nuclear Decommissioning
During the nine months ended September 30, 2025, the net $108 million increase in the ARO for the changes in, and timing of, estimated future cash flows was driven primarily by higher escalation rates partially offset by higher discount rates and revised cost studies for Braidwood, Byron, Clinton, and LaSalle plants.
NDT Funds
We had NDT funds totaling $19,040 million and $17,321 million as of September 30, 2025 and December 31, 2024, respectively. The current portions of the NDT funds, which are included in Other current assets in our Consolidated Balance Sheets, were not material as of September 30, 2025 and December 31, 2024. See Note 17 — Supplemental Financial Information for additional information on activities of the NDT funds.
Accounting Implications of the Regulatory Agreement Units
See Note 1 — Basis of Presentation and Note 10 — Asset Retirement Obligations of our 2024 Form 10-K for additional information on the Regulatory Agreement Units.
The following table presents our noncurrent payables to ComEd, PECO, CenterPoint, and AEP Texas reflected as Payables related to Regulatory Agreement Units in the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
ComEd	$4,231	$3,780
PECO	427	247
CenterPoint	418	365
AEP Texas	146	126
Payables related to Regulatory Agreement Units	$5,222	$4,518
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 9 — Income Taxes
9. Income Taxes
Rate Reconciliation
The effective income tax rate varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended September 30,
	2025		2024
U.S. federal statutory income tax	21.0%	$293	21.0%	$345
(Decrease) increase due to:
State income taxes, net of federal income tax benefit(a)	5.1	71	4.8	80
Foreign tax effects	0.1	1	0.1	1
Tax credits
PTC	(2.8)	(40)	(8.0)	(132)
Amortization of ITC, including deferred taxes on basis differences	(0.3)	(4)	(0.3)	(5)
Other	(0.2)	(3)	(0.1)	(1)
Nontaxable or nondeductible items
Share-based payment awards	—	—	(0.1)	(1)
Excess officers compensation	1.0	14	1.3	21
Other	0.9	12	0.4	6
Other adjustments
Qualified NDT fund income and losses	8.6	122	8.2	135
Effective income tax(b)	33.4%	$466	27.3%	$449

	Nine Months Ended September 30, 2025
	2025		2024
U.S. federal statutory income tax	21.0%	$592	21.0%	$768
(Decrease) increase due to:
State income taxes, net of federal income tax benefit(a)	4.2	118	1.1	39
Foreign tax effects	0.1	2	0.1	2
Tax credits
PTC	(1.9)	(53)	(7.7)	(281)
Amortization of ITC, including deferred taxes on basis differences	(0.4)	(10)	(0.3)	(10)
Other	(0.3)	(8)	(0.4)	(14)
Nontaxable or nondeductible items
Share-based payment awards	(1.4)	(40)	(0.4)	(16)
Excess officers compensation	1.1	30	0.8	30
Other	0.4	13	0.2	9
Other adjustments
Qualified NDT fund income and losses	10.1	284	6.6	241
Effective income tax(b)	32.9%	$928	21.0%	$768
__________
(a)State taxes in California, Illinois, Maryland, Massachusetts, and New Jersey made up the majority (greater than 50%) of the tax effect in this category.
(b)Amounts may not recalculate due to rounding.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 9 — Income Taxes
Other Tax Matters
One Big Beautiful Bill Act
In July 2025, Congress passed the OBBBA which, among other things, included certain changes in tax law. See Note 3 — Regulatory Matters for additional information.
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
Responsibility and Indemnification for Taxes. As a former subsidiary of Exelon, we have joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods in which we were included in joint federal and state filings. However, the TMA specifies the portion of this tax liability for which we will bear contractual responsibility, and we and Exelon agreed to indemnify each other against any amounts for which such indemnified party is not responsible. Specifically, we will be liable for taxes due and payable in connection with tax returns that we are required to file. We will also be liable for our share of certain taxes required to be paid by Exelon with respect to taxable years or periods (or portions thereof) ending on or prior to the separation to the extent that we would have been responsible for such taxes under the Exelon tax sharing agreement then existing. As of September 30, 2025 and December 31, 2024, respectively, our Consolidated Balance Sheets reflect $42 million and $39 million in Other deferred credits and other liabilities, for tax liabilities where we maintain contractual responsibility to Exelon.
Tax Refunds and Attributes. The TMA provides for the allocation of certain pre-closing tax attributes between us and Exelon. Tax attributes will be allocated in accordance with the principles set forth in the existing Exelon tax sharing agreement, unless otherwise required by law. Under the TMA, we will be entitled to refunds for taxes for which we are responsible. In addition, it is expected that Exelon will have tax attributes that may be used to offset Exelon’s future tax liabilities. A significant portion of such attributes were generated by our business. In February 2024, we executed an amendment to the TMA that modified the timing of Exelon's payment of amounts due to us. During the second quarter of 2025 and 2024, we received payments for tax attributes utilized by Exelon related to the 2024 and 2023 tax years of $127 million and $183 million, respectively. As of September 30, 2025 and December 31, 2024, respectively, we had $174 million and $138 million in Other accounts receivable and $38 million and $201 million in Other deferred debits and other assets for the reclassified tax attributes expected to be utilized by Exelon after separation in accordance with the terms of the TMA.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 10 — Retirement Benefits
10. Retirement Benefits
Components of Net Periodic Benefit (Credits) Costs
See Note 1 — Basis of Presentation of our 2024 Form 10-K for additional information on where we report the service cost and other non-service cost (credit) components for all plans.
The following tables present the components of our net periodic benefit (credit) cost for the three and nine months ended September 30, 2025 and 2024. The amounts below are shown prior to capitalization and co-owner allocations, the effects of which were not material for any of the periods presented.

	Pension Benefits		OPEB		Total Pension Benefits and OPEB
Three Months Ended September 30,	2025	2024	2025	2024	2025	2024
Components of net periodic benefit (credit) cost:
Service cost	$21	$22	$4	$4	$25	$26
Non-service components of pension benefits & OPEB (credit) cost:
Interest cost	101	95	19	18	120	113
Expected return on assets	(122)	(123)	(9)	(11)	(131)	(134)
Amortization of:
Prior service (credit) cost	1	1	(2)	(2)	(1)	(1)
Actuarial (gain) loss	26	25	(2)	(3)	24	22
Settlement charges	1	3	—	—	1	3
Non-service components of pension benefits & OPEB (credit) cost	7	1	6	2	13	3
Net periodic benefit (credit) cost	$28	$23	$10	$6	$38	$29

	Pension Benefits		OPEB		Total Pension Benefits and OPEB
Nine Months Ended September 30,	2025	2024	2025	2024	2025	2024
Components of net periodic benefit (credit) cost:
Service cost	$63	$67	$13	$13	$76	$80
Non-service components of pension benefits & OPEB (credit) cost:
Interest cost	306	286	58	54	364	340
Expected return on assets	(367)	(371)	(25)	(32)	(392)	(403)
Amortization of:
Prior service (credit) cost	1	1	(5)	(5)	(4)	(4)
Actuarial (gain) loss	77	76	(6)	(7)	71	69
Settlement charges	1	7	—	—	1	7
Non-service components of pension benefits & OPEB (credit) cost	18	(1)	22	10	40	9
Net periodic benefit (credit) cost	$81	$66	$35	$23	$116	$89

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
In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on owned and contracted generation positions that have not been hedged. Beginning in 2024, our existing nuclear fleet is eligible for a nuclear PTC, an important tool in managing commodity price risk for each nuclear unit not already receiving state support. The nuclear PTC provides increasing levels of support as unit revenues decline below levels established in the IRA and is further adjusted for inflation annually through the duration of the program based on the GDP price deflator for the preceding calendar year. See Note 6 — Government Assistance for additional information.

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
The following tables provide a summary of the commodity derivative fair value balances recorded as of September 30, 2025 and December 31, 2024:

September 30, 2025	Economic Hedges	Collateral(a)	Netting(a)	Total
Mark-to-market derivative assets (current)	$6,245	$218	$(5,836)	$627
Mark-to-market derivative assets (noncurrent)	4,444	166	(4,152)	458
Total mark-to-market derivative assets	10,689	384	(9,988)	1,085
Mark-to-market derivative liabilities (current)	(6,495)	195	5,836	(464)
Mark-to-market derivative liabilities (noncurrent)	(4,788)	197	4,152	(439)
Total mark-to-market derivative liabilities	(11,283)	392	9,988	(903)
Total mark-to-market derivative net assets (liabilities)	$(594)	$776	$—	$182

December 31, 2024
Mark-to-market derivative assets (current)	$5,518	$152	$(4,860)	$810
Mark-to-market derivative assets (noncurrent)	3,672	120	(3,421)	371
Total mark-to-market derivative assets	9,190	272	(8,281)	1,181
Mark-to-market derivative liabilities (current)	(5,498)	173	4,860	(465)
Mark-to-market derivative liabilities (noncurrent)	(3,961)	141	3,421	(399)
Total mark-to-market derivative liabilities	(9,459)	314	8,281	(864)
Total mark-to-market derivative net assets (liabilities)	$(269)	$586	$—	$317
_________
(a)We net all available amounts allowed in our Consolidated Balance Sheets in accordance with authoritative guidance for derivatives. These amounts include unrealized derivative transactions with the same counterparty under legally enforceable master netting agreements and cash collateral.
The following table summarizes the net buy/(sell) notional position of commodity derivative transactions, excluding our NPNS derivatives that are not recorded at fair value, as of September 30, 2025 and December 31, 2024:

	Total Net Position (In Millions)
Commodity Type	September 30, 2025	December 31, 2024	Unit of Measure
Electricity	(261)	(130)	MWh
Natural Gas	(130)	33	MMBtu
Emissions	(32)	(18)	Short Ton

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Derivative Financial Instruments
Economic Hedges (Commodity Price Risk)
For the three and nine months ended September 30, 2025 and 2024, we recognized the following net pre-tax commodity mark-to-market gains (losses), which are also included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2025	2024	2025	2024
Operating revenues	$(158)	$519	$(354)	$774
Purchased power and fuel	28	(119)	67	404
Total	$(130)	$400	$(287)	$1,178
Interest Rate and Foreign Exchange Risk
We utilize interest rate swaps to manage our interest rate exposure and foreign currency derivatives to manage foreign exchange rate exposure associated with international commodity purchases in currencies other than U.S. dollars, both of which are treated as economic hedges. The notional amounts were $1,506 million and $592 million as of September 30, 2025 and December 31, 2024, respectively.
The mark-to-market derivative assets and liabilities as of September 30, 2025 and December 31, 2024 and the mark-to-market gains and losses associated with management of interest rate and foreign currency risk for the three and nine months ended September 30, 2025 and 2024 were not material. The mark-to-market gains and losses associated with management of interest rate and foreign currency exchange rate risk are also included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.
Credit Risk
We would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts as of the reporting date.
For commodity derivatives, we enter into enabling agreements that allow for payment netting with our counterparties, which reduces our exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. Typically, each enabling agreement is for a specific commodity and, with respect to each individual counterparty, netting is limited to transactions involving that specific commodity product, except where master netting agreements exist with a counterparty that allows for cross product netting. In addition to right of offset language in the enabling agreement, our credit department establishes credit limits, margining thresholds and collateral requirements for each counterparty, which are defined in the derivative contracts. Counterparty credit limits are based on an internal credit review process that considers a variety of factors, including the results of a scoring model, leverage, liquidity, profitability, credit ratings by credit rating agencies, and other risk management criteria. To the extent that a counterparty’s margining thresholds are exceeded, the counterparty is required to post collateral with us, as specified in each enabling agreement. Our credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Derivative Financial Instruments
The following tables provide information on the credit exposure for derivative instruments, NPNS and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of September 30, 2025. The amounts in the tables below exclude credit risk exposure from individual retail counterparties, forward values on non-derivative contracts and exposure through RTOs, ISOs, as well as commodity exchanges. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties.

Rating as of September 30, 2025	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$775	$13	$762	1	$151
Non-investment grade	7	—	7	—	—
No external ratings
Internally rated — investment grade	134	6	128	—	—
Internally rated — non-investment grade	152	36	116	—	—
Total	$1,068	$55	$1,013	1	$151
__________
(a)As of September 30, 2025, credit collateral held from counterparties where we had credit exposure included $1 million of cash and $54 million of letters of credit.

Net Credit Exposure by Type of Counterparty	As of September 30, 2025
Investor-owned utilities, marketers, power producers	$834
Energy cooperatives and municipalities	85
Financial Institutions	46
Other	48
Total	$1,013
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Derivative Financial Instruments
The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk-Related Contingent Features	September 30, 2025	December 31, 2024
Gross fair value of derivative contracts containing this feature	$(1,374)	$(1,346)
Offsetting fair value of derivative contracts under master netting arrangements	575	602
Net fair value of derivative contracts containing this feature	$(799)	$(744)
As of September 30, 2025 and December 31, 2024, we posted or held the following amounts of cash collateral and letters of credit on derivative contracts with external counterparties, after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

	September 30, 2025	December 31, 2024
Cash collateral posted(a)	$828	$635
Letters of credit posted(a)	900	890
Cash collateral held(a)	52	49
Letters of credit held(a)	130	91
Additional collateral required in the event of a credit downgrade below investment grade (at BB+/Ba1)(b)(c)(d)	2,440	1,949
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
(d)A loss of investment grade credit rating would require a three-notch downgrade from current levels of BBB+ and Baa1 at S&P and Moody's, respectively.
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
Credit Agreements
In September 2025, we amended our existing revolving credit facility (RCF) to increase the available aggregate commitment from $4.5 billion to $7.0 billion, which included incremental revolving credit commitments of $2.5 billion and extension of the maturity date to September 2030. The incremental commitments will be available upon the closing of the Calpine acquisition. See Note 2 — Mergers, Acquisitions, and Dispositions for additional information. The RCF may be drawn down in the form of loans and/or to support commercial paper and letter of credit issuances.
The RCF fixed facility fee rate is 0.175% and borrowings under the RCF bear interest at a rate based upon either the Daily Simple SOFR rate or a Term SOFR rate, plus an adder based upon our credit rating. The adders for the

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Debt and Credit Agreements
Daily Simple SOFR-based borrowings and Term SOFR borrowings are 0.075% and 1.075%, respectively. The letters of credit bear interest at a rate of 1.075%.
If we were to lose our investment grade credit rating, the maximum adders for Daily Simple SOFR rate borrowings and Term SOFR rate borrowings would be 1.00% and 2.00%, respectively. The credit agreements also require us to pay facility fees based upon the aggregate commitments. The fees vary depending upon our credit rating.
Accounts Receivable Facility
In December 2024, we amended the Facility to provide NER access to revolving loans from a number of financial institutions (Lenders) secured by certain customer accounts receivable. As part of the amendment, the maximum funding limit of the Facility was increased from $1.1 billion to $1.5 billion and the maturity date was extended to December 2027. Under previous terms of the Facility, certain customer accounts receivable were sold to the Purchasers. Immediately following the amendment, all receivables previously sold were assigned back to us and receivables will no longer be sold to the Purchasers under the amendment. Subsequent to the amendment, draws and repayments related to the Facility will be reflected as Proceeds from short-term borrowings and Repayments of short-term borrowings, respectively, in the Consolidated Statements of Cash Flows. Draws on the facility bear interest at a commercial paper rate or a Daily One Month Term SOFR or Term SOFR rate, plus an adder of 0.10% per annum. Interest is payable monthly. There were no draws on the Facility as of September 30, 2025.
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
As of September 30, 2025 and December 31, 2024, we had the following aggregate bank commitments, credit facility borrowings and available capacity under our respective credit facilities:

September 30, 2025
Facility Type	Aggregate Bank Commitment	Facility Draws	Outstanding Letters of Credit(a)	Outstanding Commercial Paper(b)	Total Available Capacity
Revolving Credit Facility	$4,500	$—	$49	$—	$4,451
Bilaterals(c)	2,350	—	1,167	—	1,183
Accounts Receivable Facility	1,500	—	—	—	1,500
Liquidity Facility	971	—	789	—	159	(c)
Project Finance	137	—	122	—	15
Total	$9,458	$—	$2,127	$—	$7,308

December 31, 2024
Revolving Credit Facility	$4,500	$—	$51	$—	$4,449
Bilaterals	1,850	—	1,095	—	755
Accounts Receivable Facility	1,500	—	—	—	1,500
Liquidity Facility	971	—	907	—	21	(c)
Project Finance	137	—	120	—	17
Total	$8,958	$—	$2,173	$—	$6,742
__________
(a)Excludes an additional outstanding letter of credit which was not issued under these facilities of $15 million as of September 30, 2025 and December 31, 2024. See Note 14 — Commitments and Contingencies for additional information.
(b)Our commercial paper program is supported by the revolving credit agreement. In order to maintain our commercial paper program in the amounts indicated above, we must have a credit facility in place, at least equal to the amount of our commercial paper program. As of September 30, 2025 and December 31, 2024, the maximum program size of our commercial paper program was $4.5 billion. We do not issue commercial paper in an aggregate amount exceeding the then available capacity under our credit facility. There were no commercial paper borrowings outstanding as of September 30, 2025 and December 31, 2024.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Debt and Credit Agreements
(c)In January 2025, we initiated a new bilateral credit agreement for $200 million, with no maturity date. In March 2025, a bilateral credit agreement initiated in March 2023 was extended for an additional two years to March 2027. In March 2025, we initiated a new bilateral credit agreement for $300 million, scheduled to mature March 2026.
(d)The maximum amount of the bank commitment is not to exceed $971 million. The aggregate available capacity of the facility is subject to market fluctuations based on the value of U.S. Treasury Securities which determines the amount of collateral held in the trust. We may post additional collateral to borrow up to the maximum bank commitment. As of September 30, 2025 and December 31, 2024, without posting additional collateral, the actual availability of facility, prior to outstanding letters of credit was $948 million and $928 million, respectively.
Short-Term Loan Agreements
As of September 30, 2025 we had the following short-term loan agreements, both of which are unsecured and reflected in Short-term borrowings in the Consolidated Balance Sheets:

Month Initiated	Interest Rate	Maturity	Outstanding Amount as of September 30, 2025	Outstanding Amount as of December 31, 2024
May 2025	1-month SOFR + 0.90%	May 2026	$900	$—
September 2025	1-month SOFR + 0.90%	September 2026	750	—
Long-Term Debt
Debt Issuances and Redemptions
During the nine months ended September 30, 2025, the following long-term debt was issued (redeemed):

Type	Interest Rate	Maturity	Amount
2025 Senior Notes	3.25%	June 2025	$(900)
CR Nonrecourse Debt	3-month SOFR + 2.25%	December 2027	(34)
Continental Wind Nonrecourse Debt	6.00%	February 2033	(31)
West Medway II Nonrecourse Debt	1-month SOFR + 3.225% - 3.350%	March 2026	(26)
Tax Exempt Pollution Control Revenue Bonds	4.45%	March 2025	(23)
Antelope Valley DOE Nonrecourse Debt	2.29% - 3.56%	January 2037	(15)
RPG Nonrecourse Debt	4.11%	March 2035	(7)
Total long-term debt issued (redeemed)			$(1,036)
Debt Covenants
As of September 30, 2025, we are in compliance with all debt covenants.

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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following table presents the carrying amounts and fair values of our long-term debt and SNF obligation as of September 30, 2025 and December 31, 2024. We have no financial liabilities classified as Level 1. The carrying amounts of the short-term liabilities as presented in the Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	September 30, 2025				December 31, 2024
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year	$7,387	$7,060	$681	$7,741	$8,412	$7,805	$716	$8,521
SNF Obligation	1,412	1,407	—	1,407	1,366	1,278	—	1,278
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following table presents assets and liabilities measured and recorded at fair value in the Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$30	$—	$—	$30	$120	$—	$—	$120
NDT fund investments
Cash equivalents(b)	368	172	—	540	187	163	—	350
Equities	6,291	1,537	—	7,828	5,230	1,897	—	7,127
Fixed income	2,209	1,564	387	4,160	2,089	1,462	368	3,919
Private credit	—	—	130	130	—	—	134	134
Assets measured at NAV	—	—	—	6,382	—	—	—	5,791
NDT fund investments subtotal(c)	8,868	3,273	517	19,040	7,506	3,522	502	17,321
Rabbi trust investments	63	43	1	107	58	41	1	100
Investments in equities	112	—	—	112	389	—	—	389
Mark-to-market derivative assets
Economic hedges	1,264	4,893	4,538	10,695	1,278	5,306	2,641	9,225
Effect of netting and allocation of collateral	(1,118)	(4,645)	(3,841)	(9,604)	(1,097)	(4,790)	(2,123)	(8,010)
Mark-to-market derivative assets subtotal	146	248	697	1,091	181	516	518	1,215
Total assets measured at fair value	9,219	3,564	1,215	20,380	8,254	4,079	1,021	19,145

Liabilities
Mark-to-market derivative liabilities
Economic hedges	(1,270)	(5,090)	(4,934)	(11,294)	(1,222)	(5,462)	(2,778)	(9,462)
Effect of netting and allocation of collateral	1,207	4,991	4,182	10,380	1,180	5,157	2,259	8,596
Mark-to-market derivative liabilities subtotal	(63)	(99)	(752)	(914)	(42)	(305)	(519)	(866)
Deferred compensation obligation	—	(116)	—	(116)	—	(93)	—	(93)
Total liabilities measured at fair value	(63)	(215)	(752)	(1,030)	(42)	(398)	(519)	(959)
Total net assets	$9,156	$3,349	$463	$19,350	$8,212	$3,681	$502	$18,186
__________
(a)CEG Parent has $75 million and $130 million of Level 1 cash equivalents as of September 30, 2025 and December 31, 2024, respectively. We exclude cash of $3,928 million and $2,924 million, and restricted cash of $79 million and $71 million as of September 30, 2025 and December 31, 2024, respectively. CEG Parent has excluded an additional $9 million and $4 million of cash as of September 30, 2025 and December 31, 2024, respectively.
(b)Includes net liabilities of $149 million and $148 million as of September 30, 2025 and December 31, 2024, respectively, which consist of receivables related to pending securities sales, interest and dividend receivables, repurchase agreement obligations, and payables related to pending securities purchases. The repurchase agreements are generally short-term in nature with durations generally of 30 days or less.
(c)Includes total NDT derivative assets and liabilities that are not material, which have notional amounts of $1,173 million and $1,119 million as of September 30, 2025 and December 31, 2024, respectively. The notional principal amounts provide one measure of the transaction volume outstanding as of the periods ended and do not represent the amount of our exposure to credit or market loss.
As of September 30, 2025, our NDTs have outstanding commitments to invest in private credit, private equity, and real assets of $479 million, $451 million, and $673 million, respectively. These commitments will be funded by our existing NDT funds.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities
Equity Security Investments without Readily Determinable Fair Values. We hold investments without readily determinable fair values with carrying amounts of $206 million and $150 million as of September 30, 2025 and December 31, 2024, respectively. Changes in fair value, cumulative adjustments, and impairments were not material for the three and nine months ended September 30, 2025 and the year ended December 31, 2024.
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	NDT Fund Investments	Mark-to-Market Derivatives		Rabbi Trust Investments	Total
Balance as of July 1, 2025	$504	$137		$1	$642
Total realized / unrealized gains (losses)
Included in net income (loss)	4	(211)	(a)	—	(207)
Included in Payables related to Regulatory Agreement Units	9	—		—	9
Change in collateral	—	58		—	58
Purchases	—	17		—	17
Transfers into Level 3	—	(1)	(b)	—	(1)
Transfers out of Level 3	—	(55)	(b)	—	(55)
Balance as of September 30, 2025	$517	$(55)		$1	$463
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of September 30, 2025	$4	$(114)		$—	$(110)

	Three Months Ended September 30, 2024
	NDT Fund Investments	Mark-to-Market Derivatives		Rabbi Trust Investments	Total
Balance as of July 1, 2024	$492	$312		$1	$805
Total realized / unrealized gains (losses)
Included in net income (loss)	4	58	(a)	—	62
Included in Payables related to Regulatory Agreement Units	9	—		—	9
Change in collateral	—	(166)		—	(166)
Purchases	—	14		—	14
Settlements	(7)	—		—	(7)
Transfers into Level 3	1	(12)	(b)	—	(11)
Transfers out of Level 3	—	—	(b)	—	—
Balance as of September 30, 2024	$499	$206		$1	$706
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of September 30, 2024	$4	$191		$—	$195

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

	Nine Months Ended September 30, 2025
	NDT Fund Investments	Mark-to-Market Derivatives		Rabbi Trust Investments	Total
Balance as of January 1, 2025	$502	$(1)		$1	$502
Total realized / unrealized gains (losses)
Included in net income (loss)	6	(248)	(a)	—	(242)
Included in Payables related to Regulatory Agreement Units	12	—		—	12
Change in collateral	—	205		—	205
Purchases	—	68		—	68
Sales	—	(5)		—	(5)
Settlements	(4)	—		—	(4)
Transfers into Level 3	1	(44)	(b)	—	(43)
Transfers out of Level 3	—	(30)	(b)	—	(30)
Balance as of September 30, 2025	$517	$(55)		$1	$463
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of September 30, 2025	$6	$(4)		$—	$2

	Nine Months Ended September 30, 2024
	NDT Fund Investments	Mark-to-Market Derivatives		Rabbi Trust Investments	Total
Balance as of January 1, 2024	$429	$869		$1	$1,299
Total realized / unrealized gains (losses)
Included in net income (loss)	4	(433)	(a)	—	(429)
Included in Payables related to Regulatory Agreement Units	13	—		—	13
Change in collateral	—	(173)		—	(173)
Purchases	66	32		—	98
Sales	—	(83)		—	(83)
Settlements	(14)	(2)		—	(16)
Transfers into Level 3	1	27	(b)	—	28
Transfers out of Level 3	—	(31)	(b)	—	(31)
Balance as of September 30, 2024	$499	$206		$1	$706
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of September 30, 2024	$4	$216		$—	$220
__________
(a)Includes a reduction of ($97) million and ($244) million for realized gains due to the settlement of derivative contracts for the three and nine months ended September 30, 2025, respectively. Includes a reduction of ($133) million and ($651) million for realized gains due to the settlement of derivative contracts for the three and nine months ended September 30, 2024, respectively.
(b)Transfers into and out of Level 3 generally occur when the contract tenor becomes less and more observable, respectively, primarily due to changes in market liquidity or assumptions for certain commodity contracts.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities
The following table presents the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	Operating Revenues		Purchased Power and Fuel		Other, net
	2025	2024	2025	2024	2025	2024
Total gains (losses) included in net income	$(272)	$177	$61	$(119)	$4	$4
Total unrealized gains (losses)	(186)	300	72	(109)	4	—

	Nine Months Ended September 30,
	Operating Revenues		Purchased Power and Fuel		Other, net
	2025	2024	2025	2024	2025	2024
Total gains (losses) included in net income	$(271)	$(97)	$23	$(338)	$6	$4
Total unrealized gains (losses)	(120)	561	116	(345)	6	—
Mark-to-Market Derivatives
The following table presents the significant inputs to the forward curve used to value these positions:

Type of trade	Fair Value as of September 30, 2025	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	2025 Range & Arithmetic Average		2024 Range & Arithmetic Average
Mark-to-market derivatives—Economic hedges(a)(b)	$(396)	$(137)	Discounted Cash Flow	Forward power price	$5.83 - $154	$52	$2.57 - $140	$49
				Forward gas price	$(0.22) - $14	$3.83	$2.09 - $15	$3.68
			Option Model	Volatility percentage	6% - 174%	61%	23% - 141%	57%
__________
(a)The valuation techniques, unobservable inputs, ranges, and arithmetic averages are the same for the asset and liability positions.
(b)The fair values do not include cash collateral posted (received) on Level 3 positions of $341 million and $136 million as of September 30, 2025 and December 31, 2024, respectively.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Commitments and Contingencies
14. Commitments and Contingencies
Commitments
Commercial Commitments. Commercial commitments as of September 30, 2025, representing commitments potentially triggered by future events, were as follows:

	Expiration within
	2025	2026	2027	2028	2029	2030 and beyond	Total
Letters of credit	$1,320	$696	$2	$123	$—	$1	$2,142
Surety bonds(a)	219	462	—	214	—	—	895
Total commercial commitments	$1,539	$1,158	$2	$337	$—	$1	$3,037
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
As of September 30, 2025 and December 31, 2024, we had accrued undiscounted amounts for environmental liabilities of $10 million and $60 million, respectively, in Accounts payable and accrued expenses and $163 million and $169 million, respectively, in Other deferred credits and other liabilities in the Consolidated Balance Sheets. See Note 18 — Commitments and Contingencies of our 2024 Form 10-K for additional information on environmental remediation matters. As of September 30, 2025, and through the date of filing, there have been no material changes in amounts recognized for the matters discussed in our 2024 Form 10-K.
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
See Note 18 — Commitments and Contingencies of our 2024 Form 10-K for additional information on litigation matters. As of September 30, 2025, and through the date of filing, there have been no material changes in amounts recognized for the matters discussed in our 2024 Form 10-K.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Shareholders' Equity
15. Shareholders' Equity
Share Repurchase Program (CEG Parent)
Since 2023, our Board of Directors authorized the repurchase of up to $3 billion of the Company's outstanding common stock. As of September 30, 2025, there was approximately $593 million of remaining authority to repurchase shares of the Company's outstanding common stock, which reflects the net impact of capped call options, as discussed below. No other repurchase plans or programs have been authorized. See Note 19 — Shareholders' Equity of our 2024 Form 10-K for additional information on our share repurchase program.
During the three and nine months ended September 30, 2025, there were no open market repurchases. During the nine months ended September 30, 2024, we repurchased from the open market 1.2 million shares of our common stock for a total cost, inclusive of taxes and transaction costs, of $150 million. There were no open market repurchases during the three months ended September 30, 2024.
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
The following table summarizes the activity of our ASR agreements for the nine months ended September 30, 2025 and 2024:

(in millions, except average price paid per share)
ASR Agreement Initiation	Total Cost	Initial Shares Received	ASR Agreement Settlement	Additional Shares Received	Total Number of Shares Purchased	Average Price Paid per Share
March 2024	$354	1.7	May 2024	0.2	1.9	$182.65
May 2024	$505	1.8	July 2024	0.6	2.4	$211.40
June 2025	$404	1.1	August 2025	0.2	1.3	$311.84
Capped Call Options. In February 2025, we entered into two structured share repurchase agreements. Under these agreements, we made up-front cash payments totaling $150 million in exchange for the right to receive a predetermined amount of shares of our common stock or cash at expiration, depending upon the closing price of our common stock on the respective settlement dates. Any prepayments or cash payments at settlement were recorded in Common Stock on our Consolidated Balance Sheet and as a financing activity within our Consolidated Statement of Cash Flows. Neither option was exercised therefore we did not receive any shares at expiration. As a result, as of September 30, 2025, we received our initial up-front cash payments of $150 million plus a nominal cash premium. The cash received restored the remaining authority available for repurchases.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Shareholders' Equity
Changes in Accumulated Other Comprehensive Loss (All Registrants)
The following tables present changes in AOCI, net of tax, by component:

Three Months Ended September 30, 2025	Gains (losses) on Cash Flow Hedges	Pension and OPEB Items(a)	Foreign Currency Items	Total
Beginning balance	$(3)	$(2,263)	$(6)	$(2,272)
OCI before reclassifications	—	—	(8)	(8)
Amounts reclassified from AOCI	2	18	—	20
Net current-period OCI	2	18	(8)	12
Ending balance	$(1)	$(2,245)	$(14)	$(2,260)

Three Months Ended September 30, 2024
Beginning balance	$(8)	$(2,125)	$(28)	$(2,161)
OCI before reclassifications	—	—	12	12
Amounts reclassified from AOCI	1	14	—	15
Net current-period OCI	1	14	12	27
Ending balance	$(7)	$(2,111)	$(16)	$(2,134)

Nine Months Ended September 30, 2025
Beginning balance	$(6)	$(2,262)	$(34)	$(2,302)
OCI before reclassifications	—	(34)	20	(14)
Amounts reclassified from AOCI	5	51	—	56
Net current-period OCI	5	17	20	42
Ending balance	$(1)	$(2,245)	$(14)	$(2,260)

Nine Months Ended September 30, 2024
Beginning balance	$(10)	$(2,157)	$(24)	$(2,191)
OCI before reclassifications	—	(4)	8	4
Amounts reclassified from AOCI	3	50	—	53
Net current-period OCI	3	46	8	57
Ending balance	$(7)	$(2,111)	$(16)	$(2,134)
__________
(a)AOCI amounts are included in the computation of net periodic pension and OPEB cost. See Note 10 — Retirement Benefits for additional information. See our Consolidated Statements of Operations and Comprehensive Income for individual components of AOCI.
The following table presents income tax (expense) benefit allocated to each component of our other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pension and OPEB plans:
Actuarial loss reclassified to periodic benefit cost	$(5)	$(5)	$(18)	$(18)
Pension and OPEB plans valuation adjustment	—	—	12	2

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Variable Interest Entities
16. Variable Interest Entities
At September 30, 2025 and December 31, 2024, we consolidated several VIEs or VIE groups for which we are the primary beneficiary (see Consolidated VIEs below) and had significant interests in several other VIEs for which we do not have the power to direct the entities’ activities and, accordingly, we were not the primary beneficiary (see Unconsolidated VIEs below). Consolidated and unconsolidated VIEs are aggregated to the extent that the entities have similar risk profiles.
Consolidated VIEs
The table below shows the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated financial statements as of September 30, 2025 and December 31, 2024. The assets, except as noted in the footnotes to the table below, can only be used to settle obligations of the VIEs. The liabilities, except as noted in the footnotes to the table below, are such that creditors, or beneficiaries, do not have recourse to our general credit.

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$69	$59
Restricted cash and cash equivalents	51	50
Accounts receivable
Customer accounts receivable, net	2,225	2,134
Other accounts receivable, net	10	12
Inventories, net
Materials and supplies	13	13
Other current assets	32	38
Total current assets	2,400	2,306
Property, plant, and equipment, net	1,970	2,025
Other noncurrent assets	127	142
Total noncurrent assets	2,097	2,167
Total assets(a)	$4,497	$4,473

Long-term debt due within one year	$66	$64
Accounts payable and accrued expenses	37	54
Other current liabilities	3	—
Total current liabilities	106	118
Long-term debt	589	642
Asset retirement obligations	228	206
Other noncurrent liabilities	2	2
Total noncurrent liabilities	819	850
Total liabilities	$925	$968
__________
(a)Our balances include unrestricted assets for current unamortized energy contract assets of $19 million and $22 million, disclosed within other current assets in the table above and noncurrent unamortized energy contract assets of $120 million and $133 million, disclosed within other noncurrent assets in the table above as of September 30, 2025 and December 31, 2024, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Variable Interest Entities
As of September 30, 2025 and December 31, 2024, our consolidated VIEs included the following:

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
As of September 30, 2025 and December 31, 2024, we had significant unconsolidated variable interests in several VIEs for which we were not the primary beneficiary. These interests include certain commercial agreements.
The following table presents summary information about our significant unconsolidated VIE entities:

Commercial Agreement VIEs:	September 30, 2025	December 31, 2024
Total assets(a)	$712	$617
Total liabilities(a)	90	42
Other ownership interests in VIE(a)	622	575
__________
(a)These items represent amounts on the unconsolidated VIE balance sheets, not in the Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Variable Interest Entities
As of September 30, 2025 and December 31, 2024 the unconsolidated VIEs consist of:

Unconsolidated VIE groups:	Reason entity is a VIE:	Reason we are not the primary beneficiary:
Energy Purchase and Sale agreements - We have several energy purchase and sale agreements with generating facilities.	PPA contracts that absorb variability through fixed pricing.	We do not conduct the operational activities.
17. Supplemental Financial Information
Supplemental Statement of Operations and Comprehensive Income Information
The following tables provide additional information about items recorded in the Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating revenues	2025	2024	2025	2024
Variable lease income	$65	$69	$181	$189

	Three Months Ended September 30,		Nine Months Ended September 30,
Taxes other than income taxes	2025	2024	2025	2024
Property	$74	$76	$216	$215
Payroll	44	48	128	122
Gross receipts(a)	46	37	123	102
Other	1	4	5	7
Total taxes other than income taxes	$165	$165	$472	$446
__________
(a)Represent gross receipts taxes related to our retail operations. The offsetting collection of gross receipts taxes from customers is recorded in Operating revenues in the Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
Other, net	2025	2024	2025	2024
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory Agreement Units	$165	$203	$540	$460
Non-Regulatory Agreement Units	78	118	245	233
Net unrealized gains (losses) on NDT funds
Regulatory Agreement Units	313	337	624	548
Non-Regulatory Agreement Units	200	190	430	329
Regulatory offset to NDT fund-related activities(b)	(383)	(433)	(935)	(808)
Total Decommissioning-related activities	373	415	904	762
Net unrealized gains (losses) from equity investments(c)	19	(104)	(256)	(115)
Other	51	14	81	46
Total Other, net	$443	$325	$729	$693
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 17 — Supplemental Financial Information
Supplemental Cash Flow Information
The following tables provide additional information about items recorded within our Consolidated Statements of Cash Flows.

		Nine Months Ended September 30,
Depreciation, amortization, and accretion	Income statement location	2025	2024
PP&E	Depreciation and amortization	$729	$850
Nuclear fuel	Purchased power and fuel	712	656
ARO accretion	Operating and maintenance	480	498
Amortization of intangible assets, net	Depreciation and amortization	14	18
Amortization of energy contract assets and liabilities	Operating revenues or purchased power and fuel	10	27
Total depreciation, amortization, and accretion		$1,945	$2,049

	CEG Parent		Constellation
	Nine Months Ended September 30,		Nine Months Ended September 30,
Other non-cash operating activities	2025	2024	2025	2024
Other decommissioning-related activity(a)	$(366)	$(488)	$(366)	$(488)
Pension and non-pension postretirement benefit costs	115	81	115	81
Energy-related options(b)	(34)	40	(34)	40
Other	211	206	146	172
Total other non-cash operating activities	$(74)	$(161)	$(139)	$(195)
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

September 30, 2025	CEG Parent	Constellation
Cash and cash equivalents	$3,959	$3,949
Restricted cash and cash equivalents	132	88
Total cash, restricted cash, and cash equivalents	$4,091	$4,037

December 31, 2024
Cash and cash equivalents	$3,022	$3,018
Restricted cash and cash equivalents	107	97
Total cash, restricted cash, and cash equivalents	$3,129	$3,115

September 30, 2024
Cash and cash equivalents	$1,793	$1,793
Restricted cash and cash equivalents	89	77
Total cash, restricted cash, and cash equivalents	$1,882	$1,870
For additional information on restricted cash, see Note 1 — Basis of Presentation of our 2024 Form 10-K.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 17 — Supplemental Financial Information
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Consolidated Balance Sheets.

	Accounts payable and accrued expenses
September 30, 2025	CEG Parent	Constellation
Accounts payable	$2,509	$2,478
Compensation-related accruals(a)	781	556
Taxes accrued(b)	177	175
Other accrued expenses	459	459
Total	$3,926	$3,668

December 31, 2024
Accounts payable	$2,369	$2,348
Compensation-related accruals(a)	907	689
Taxes accrued(b)	232	223
Other accrued expenses	435	436
Total	$3,943	$3,696
__________
(a)Primarily includes accrued payroll, bonuses and other incentives, vacation, and benefits.
(b)Includes $270 million and $150 million as of September 30, 2025 and December 31, 2024, respectively, related to nuclear PTC that was used to offset the current tax liability. See Note 6 — Government Assistance for additional information on the nuclear PTC.

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
Significant Transactions and Developments
Conowingo Hydroelectric Project License Renewal
In September 2025, we reached a settlement agreement with MDE, Lower Susquehanna Riverkeeper Association, and Waterkeepers Chesapeake, that resolves all outstanding issues related to obtaining a water quality certification from MDE. As a result, MDE issued a water quality certification, clearing the way for the re-licensing and continued operation of our Conowingo hydroelectric facility. The terms of the agreement include operational improvements and commitments for water quality and resiliency, trash and debris removal, aquatic life passage, freshwater mussel restoration, dredging and invasive species management. See Note 3 — Regulatory Matters for more information.
One Big Beautiful Bill Act
We continue to see legislative support for nuclear energy generation, including the passage of the OBBBA. Signed into law in July 2025, the OBBBA both preserves certain federal tax credits from the IRA and enhances certain credits to allow advanced nuclear facilities to qualify for the energy communities bonus adder, subject to eligibility requirements. Overall, the OBBBA reinforces the long-term economic viability of our nuclear generation assets. See Note 3 — Regulatory Matters for more information.
Clinton Clean Energy Center
In June 2025, we signed a 20-year PPA with Meta Platforms, Inc. (Meta) for the output of the Clinton Clean Energy Center to support Meta’s clean energy goals and operations in the region with emissions-free nuclear energy. The agreement, beginning in June 2027, supports the relicensing and continued operations of Clinton for another two decades after the state’s ZEC program expires. This deal will expand Clinton’s clean energy output by 30 megawatts through plant uprates, expected to be fully complete in 2029, and will enable the Clinton Clean Energy Center to continue to flow power onto the local grid, providing grid reliability and low-cost power to the region for decades to come. The uprates are expected to qualify for the technology-neutral clean electricity PTC (45Y) provided for by the IRA and preserved by the OBBBA for its first 10 years of operations.
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
We received regulatory approvals for the merger from the PUCT and NYPSC in June 2025 and from the FERC in July 2025. Completion of the transaction is subject to the expiration or termination of any agreement with the DOJ to delay the consummation of the transaction and other customary closing conditions. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.
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
Critical Accounting Policies and Estimates
Management makes a number of significant estimates, assumptions, and judgments in the preparation of our financial statements. At September 30, 2025, our critical accounting policies and estimates had not changed significantly from December 31, 2024. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates of our 2024 Form 10-K for further information.
Financial Results of Operations
GAAP Results of Operations. The following table sets forth our consolidated GAAP Net Income (Loss) Attributable to Common Shareholders for the three and nine months ended September 30, 2025 compared to the same period in 2024. For additional information regarding the financial results for the three and nine months ended September 30, 2025 and 2024, see the discussions of Results of Operations below.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2025	2024		2025	2024
GAAP Net Income (Loss) Attributable to Common Shareholders	$930	$1,200	$(270)	$1,887	$2,897	$(1,010)
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
Unless otherwise noted, the income tax impact of each reconciling adjustment between GAAP Net Income (Loss) Attributable to Common Shareholders and Adjusted (non-GAAP) Operating Earnings is based on the marginal statutory federal and state income tax rates, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. For all adjustments except the NDT fund investment returns, which are included in decommissioning-related activities, the marginal statutory income tax rate was 25.6% and 25.5% for the three and nine months ended September 30, 2025 and 2024, respectively. Under IRS regulations, NDT fund investment returns are taxed at different rates for investments if they are in qualified or non-qualified funds. The effective tax rates for the unrealized and realized gains and losses related to NDT funds were 54.9% and 54.6% for the three months ended September 30, 2025 and 2024, respectively and 54.8% and 55.3% for the nine months ended September 30, 2025 and 2024, respectively. The following table provides a reconciliation between GAAP Net Income (Loss) Attributable to Common Shareholders and Adjusted (non-GAAP) Operating Earnings for the three and nine months ended September 30, 2025 compared to the same period in 2024.

	Three Months Ended September 30,
	2025		2024
(In millions, except per share data)		Earnings Per Share(a)		Earnings Per Share(a)
GAAP Net Income (Loss) Attributable to Common Shareholders	$930	$2.97	$1,200	$3.82
Unrealized (Gain) Loss on Fair Value Adjustments (net of taxes of $32 and $72, respectively)(b)	94	0.30	(210)	(0.67)
Plant Retirements and Divestitures (net of taxes of $2 and $10, respectively)	(5)	(0.02)	30	0.10
Decommissioning-Related Activities (net of taxes of $187 and $207, respectively)(c)	(117)	(0.37)	(195)	(0.62)
Pension & OPEB Non-Service (Credits) Costs (net of taxes of $3 and $1, respectively)	9	0.03	(2)	(0.01)
Acquisition-Related Costs (net of taxes of $10 and $—, respectively)(d)	28	0.09	—	—
Change in Environmental Liabilities (net of taxes of $— and $2, respectively)	1	—	5	0.02
ERP System Implementation Costs (net of taxes of $— and $—, respectively)	—	—	1	—
Income Tax-Related Adjustments(e)	13	0.04	33	0.11
Noncontrolling Interests(f)	(1)	—	(2)	(0.01)
Adjusted (non-GAAP) Operating Earnings	$952	$3.04	$860	$2.74

	Nine Months Ended September 30,
	2025		2024
(In millions, except per share data)		Earnings Per Share(a)		Earnings Per Share(a)
GAAP Net Income (Loss) Attributable to Common Shareholders	$1,887	$6.02	$2,897	$9.17
Unrealized (Gain) Loss on Fair Value Adjustments (net of taxes of $163 and $264, respectively)(b)	478	1.52	(786)	(2.49)
Plant Retirements and Divestitures (net of taxes of $4 and $23, respectively)	13	0.04	68	0.22
Decommissioning-Related Activities (net of taxes of $426 and $343, respectively)(c)	(242)	(0.77)	(227)	(0.72)
Pension & OPEB Non-Service (Credits) Costs (net of taxes of $9 and $1, respectively)	27	0.09	2	0.01
Acquisition-Related Costs (net of taxes of $17 and $—, respectively)(d)	50	0.16	—	—
Change in Environmental Liabilities (net of taxes of $1 and $20, respectively)	2	0.01	60	0.19
Separation Costs (net of taxes of $— and $3, respectively)	—	—	9	0.03
ERP System Implementation Costs (net of taxes of $— and $2, respectively)	—	—	7	0.02
Income Tax-Related Adjustments(e)	13	0.04	(55)	(0.17)
Noncontrolling Interests(f)	(4)	(0.01)	(5)	(0.02)
Adjusted (non-GAAP) Operating Earnings	$2,224	$7.09	$1,970	$6.23
__________
(a)Amounts may not sum due to rounding. Earnings per share amount is based on average diluted common shares outstanding of 313 million and 314 million for the three months ended September 30, 2025 and 2024, respectively and 314 million and 316 million for the nine months ended September 30, 2025 and 2024, respectively.
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
(e)Adjustment to deferred income taxes due to changes in forecasted apportionment.
(f)Represents elimination of the noncontrolling interest portion of certain adjustments included above.

Results of Operations

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2025	2024		2025	2024
Operating revenues	$6,570	$6,550	$20	$19,459	$18,186	$1,273
Operating expenses
Purchased power and fuel	3,567	3,119	448	11,083	8,828	2,255
Operating and maintenance	1,511	1,535	(24)	4,673	4,666	7
Depreciation and amortization	241	266	(25)	743	868	(125)
Taxes other than income taxes	165	165	—	472	446	26
Total operating expenses	5,484	5,085	399	16,971	14,808	2,163
Gain (loss) on sales of assets and businesses	—	2	(2)	—	2	(2)
Operating income (loss)	1,086	1,467	(381)	2,488	3,380	(892)
Other income and (deductions)
Interest expense, net	(134)	(147)	13	(398)	(416)	18
Other, net	443	325	118	729	693	36
Total other income and (deductions)	309	178	131	331	277	54
Income (loss) before income taxes	1,395	1,645	(250)	2,819	3,657	(838)
Income tax (benefit) expense	466	449	17	928	768	160
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	(1)	1
Net income (loss)	929	1,196	(267)	1,891	2,888	(997)
Net income (loss) attributable to noncontrolling interests	(1)	(4)	3	4	(9)	13
Net income (loss) attributable to common shareholders	$930	$1,200	$(270)	$1,887	$2,897	$(1,010)
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024. The variance in Net income (loss) attributable to common shareholders was unfavorable by ($270) million primarily due to:
•Lower Nuclear PTC revenues in 2025. See Note 6 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information; and
•Unfavorable net unrealized losses on economic hedges.
The unfavorable items were partially offset by:
•Favorable market and portfolio conditions primarily driven by higher capacity revenues and generation-to-load optimization; and
•Higher net unrealized gains on equity investments.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. The variance in Net income (loss) attributable to common shareholders was unfavorable by ($1,010) million primarily due to:
•Lower Nuclear PTC revenues in 2025. See Note 6 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information;
•Unfavorable net unrealized losses on economic hedges; and
•Higher net unrealized losses on equity investments.
The unfavorable items were partially offset by:

•Favorable market and portfolio conditions primarily driven by higher capacity revenues and generation-to-load optimization;
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
For the three and nine months ended September 30, 2025 compared to 2024, Operating revenues were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change(a)	2025	2024	$ Change	% Change(a)
Mid-Atlantic	$1,763	$1,603	$160	10.0%	$4,876	$4,148	$728	17.6%
Midwest	1,390	1,275	115	9.0%	4,317	3,537	780	22.1%
New York	558	507	51	10.1%	1,655	1,534	121	7.9%
ERCOT	628	523	105	20.1%	1,489	1,201	288	24.0%
Other Power Regions	1,543	1,443	100	6.9%	4,277	4,252	25	0.6%
Total reportable segment electric revenues	5,882	5,351	531	9.9%	16,614	14,672	1,942	13.2%
Other	844	683	161	23.6%	3,201	2,745	456	16.6%
Mark-to-market gains (losses)	(156)	516	(672)		(356)	769	(1,125)
Total Operating revenues	$6,570	$6,550	$20	0.3%	$19,459	$18,186	$1,273	7.0%
__________
(a)% Change in mark-to-market is not a meaningful measure.

Sales and Supply Sources. Our sales and supply volumes (GWhs) by region are summarized below:

	Three Months Ended September 30,				Nine Months Ended September 30,
(GWhs)	2025	2024	Change	% Change	2025	2024	Change	% Change
Nuclear Generation(a)
Mid-Atlantic	13,665	13,420	245	1.8%	39,105	39,839	(734)	(1.8)%
Midwest	23,644	23,835	(191)	(0.8)%	71,000	71,381	(381)	(0.5)%
New York	6,671	5,893	778	13.2%	19,585	18,657	928	5.0%
ERCOT	2,497	2,362	135	5.7%	7,541	6,340	1,201	18.9%
Total Nuclear Generation	46,477	45,510	967	2.1%	137,231	136,217	1,014	0.7%

Natural Gas, Oil, and Renewables
Mid-Atlantic	242	329	(87)	(26.4)%	1,683	1,809	(126)	(7.0)%
Midwest	141	151	(10)	(6.6)%	785	774	11	1.4%
ERCOT	4,325	4,783	(458)	(9.6)%	10,615	11,890	(1,275)	(10.7)%
Other Power Regions	1,466	1,850	(384)	(20.8)%	4,556	7,017	(2,461)	(35.1)%
Total Natural Gas, Oil, and Renewables	6,174	7,113	(939)	(13.2)%	17,639	21,490	(3,851)	(17.9)%

Purchased Power
Mid-Atlantic	5,416	6,022	(606)	(10.1)%	13,960	12,707	1,253	9.9%
Midwest	403	107	296	276.6%	1,366	639	727	113.8%
ERCOT	714	771	(57)	(7.4)%	2,209	2,496	(287)	(11.5)%
Other Power Regions	11,451	10,813	638	5.9%	32,295	30,855	1,440	4.7%
Total Purchased Power	17,984	17,713	271	1.5%	49,830	46,697	3,133	6.7%

Total Supply/Sales by Region
Mid-Atlantic	19,323	19,771	(448)	(2.3)%	54,748	54,355	393	0.7%
Midwest	24,188	24,093	95	0.4%	73,151	72,794	357	0.5%
New York	6,671	5,893	778	13.2%	19,585	18,657	928	5.0%
ERCOT	7,536	7,916	(380)	(4.8)%	20,365	20,726	(361)	(1.7)%
Other Power Regions	12,917	12,663	254	2.0%	36,851	37,872	(1,021)	(2.7)%
Total Supply/Sales by Region	70,635	70,336	299	0.4%	204,700	204,404	296	0.1%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Nuclear fleet capacity factor	96.8%	95.0%	95.3%	94.6%
Refueling outage days	23	37	152	164
Non-refueling outage days	5	20	27	33
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

	Three Months Ended September 30,				Nine Months Ended September 30,
Location (Region)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
PJM West (Mid-Atlantic)	$46.77	$36.98	$9.79	26.5%	$47.63	$33.41	$14.22	42.6%
ComEd (Midwest)	42.72	28.92	13.80	47.7%	36.37	25.80	10.57	41.0%
Central (New York)	49.51	33.30	16.21	48.7%	54.07	31.80	22.27	70.0%
North (ERCOT)	35.05	26.61	8.44	31.7%	33.06	27.75	5.31	19.1%
Southeast Massachusetts (Other)(a)	50.43	38.37	12.06	31.4%	65.16	37.34	27.82	74.5%
__________
(a)Reflects New England, which comprises the majority of the activity in the Other region.

Capacity Prices. We participate in capacity auctions in each of our major regions, except ERCOT which does not have a capacity market. We also incur capacity costs associated with load served, which are factored into customer sales prices. Capacity prices have a material impact on our operating revenues and purchased power and fuel expense. We report capacity on a net monthly basis within each region in either Operating revenues or Purchased power and fuel expense, depending on our net monthly position. The following table presents the average capacity prices ($/MW Day) for each of our major regions. Prices reflect the weighted average prices for the various auction periods within the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,				Nine Months Ended September 30,
Location (Region)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Eastern Mid-Atlantic Area Council (Mid-Atlantic)	$269.92	$53.60	$216.32	403.6%	$149.74	$51.32	$98.42	191.8%
ComEd (Midwest)	269.92	28.92	241.00	833.3%	136.03	31.81	104.22	327.6%
Rest of State (New York)	193.33	132.22	61.11	46.2%	137.52	112.78	24.74	21.9%
Southeast New England (Other)	87.97	949.57	(861.60)	(90.7)%	566.63	459.07	107.56	23.4%
ZEC Prices. We are compensated through state programs for the carbon-free attributes of our nuclear generation. The following table includes the average ZEC reference prices ($/MWh) for each of our major regions in which state programs have been enacted. Gross prices reflect the weighted average price for the various delivery periods within the three and nine months ended September 30, 2025 and 2024 and may not necessarily reflect prices we ultimately realize as a result of interaction with the nuclear PTC discussed below.

	Three Months Ended September 30,				Nine Months Ended September 30,
State (Region)(a)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
New Jersey (Mid-Atlantic)(b)	$—	$10.00	$(10.00)	(100.0)%	$10.00	$9.97	$0.03	0.3%
Illinois (Midwest)	1.17	9.38	(8.21)	(87.5)%	5.73	4.34	1.39	32.0%
New York (New York)	14.76	18.27	(3.51)	(19.2)%	15.93	18.27	(2.34)	(12.8)%
__________
(a)See ITEM 1. BUSINESS, Environmental Matters of our 2024 Form 10-K for additional information on the plants receiving payments through state programs.
(b)The New Jersey ZEC program ended in May 2025.
Illinois CMC Price. The price received (paid) for each CMC is determined by the IPA monthly by subtracting energy and capacity index prices from the bid price, which resulted in $32.50 per MWh for the period June 2023 through May 2024, $33.43 per MWh for the period June 2024 through May 2025 and $33.50 per MWh for the period June 2025 through May 2026. If the monthly CMC price per MWh calculation results in a net positive value, ComEd will multiply that value by the delivered quantity and pay the total to us. If the CMC price per MWh calculation results in a net negative value, we will multiply this value by the delivered quantity and pay the net value to ComEd. The average CMC prices per MWh were ($17.11) and $5.54 for the three months ended September 30, 2025 and 2024, respectively, and ($6.53) and $7.73 for the nine months ended September 30, 2025 and 2024, respectively. The average CMC prices may not necessarily reflect prices we ultimately realize as a result of interaction with the nuclear PTC discussed below.
Nuclear PTC. Beginning in 2024, our nuclear units are eligible for a PTC extending through 2032. The nuclear PTC provides a transferable credit up to $15 per MWh and is subject to phase-out when annual gross receipts are between $25.00 per MWh and $43.75 per MWh and $26.00 per MWh and $44.75 per MWh for 2024 and 2025, respectively. Both the amount of the PTC and the gross receipts thresholds adjust for inflation annually through the duration of the program based on the GDP price deflator for the preceding calendar year.

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
The following table summarizes the impacts to Operating revenues related to the benefits of nuclear PTC and state-sponsored programs subject to refund or pass through as described above for the three and nine months ended September 30, 2025 compared to 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Nuclear PTC revenue(a)	$175	$670	$(495)	(73.9)%	$220	$1,380	$(1,160)	(84.1)%
State-sponsored programs net revenue(b)	(220)	(115)	(105)	(91.3)%	(30)	10	(40)	(400.0)%
__________
(a)Our estimate required the exercise of judgment in determining the amount of nuclear PTC expected for each of our nuclear units. Refer to Note 6 — Government Assistance of the Combined Notes to Consolidated Financial Statements for additional information.
(b)Includes only state-sponsored programs that have contractual or other provisions that require us to refund that compensation up to the amount of the nuclear PTC received or pass through the entirety of the nuclear PTC received.
For the three and nine months ended September 30, 2025 compared to 2024, changes in Operating revenues by region were approximately as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	$ Change	% Change(a)	Description	$ Change	% Change(a)	Description
Mid-Atlantic	$160	10.0%	• favorable retail load revenue of $185 primarily due to higher contracted energy prices and load volumes • favorable wholesale load revenue of $80 primarily due to higher contracted energy prices; partially offset by • absence of nuclear PTC revenue of ($160) due to higher energy prices in the current year	$728	17.6%
• favorable retail load revenue of $445 primarily due to higher contracted energy prices and load volumes
• favorable realized economic hedges of $410 due to settled prices relative to hedged prices
• favorable wholesale load revenue of $200 primarily due to higher contracted energy prices; partially offset by
• absence of nuclear PTC revenue of ($340) due to higher energy prices in the current year

	Three Months Ended September 30			Nine Months Ended September 30
	$ Change	% Change(a)	Description	$ Change	% Change(a)	Description
Midwest	115	9.0%	• favorable retail load revenue of $190 primarily due to higher contracted energy prices and load volumes • favorable realized economic hedges of $175 due to settled prices relative to hedged prices • favorable net generation and wholesale load revenue of $130 primarily due to higher load volumes and contracted energy prices • favorable net capacity revenue of $90 due to higher capacity prices; partially offset by • lower nuclear PTC revenue of ($280) and CMC program revenue of ($155) due to higher energy prices in the current year	780	22.1%
• favorable net generation and wholesale load revenue of $500 primarily due to higher load volumes and contracted energy prices
• favorable realized economic hedges of $540 due to settled prices relative to hedged prices
• favorable retail load revenue of $310 primarily due to higher contracted energy prices and load volumes
• favorable net ZEC revenue of $180 primarily due to revenue recognized for Illinois ZECs delivered in prior planning years and increase in ZEC price
• favorable net capacity revenue of $110 due to higher capacity prices; partially offset by
• lower nuclear PTC revenue of ($710) and CMC program revenue of ($160) due to higher energy prices in the current year

New York	51	10.1%	• favorable net generation revenue of $70 primarily due to higher energy prices • favorable ZEC program revenue of $50 primarily due to the absence of nuclear PTC revenue; partially offset by • absence of nuclear PTC revenue of ($60) due to higher energy prices in the current year	121	7.9%
• favorable net generation revenue of $185 primarily due to higher energy prices
• favorable ZEC program revenue of $90 primarily due to the absence of nuclear PTC revenue
• favorable retail load revenue of $85 primarily due to higher contracted energy prices; partially offset by
• absence of nuclear PTC revenue of ($120) due to higher energy prices in the current year
• unfavorable realized economic hedges of ($115) due to settled prices relative to hedged prices

	Three Months Ended September 30			Nine Months Ended September 30
	$ Change	% Change(a)	Description	$ Change	% Change(a)	Description
ERCOT	105	20.1%	• favorable wholesale load revenue of $45 primarily due to higher contracted energy prices	288	24.0%
• favorable realized economic hedges of $110 due to settled prices relative to hedged prices
• favorable wholesale load revenue of $95 primarily due to higher contracted energy prices
• favorable retail load revenue of $65 primarily due to higher contracted energy prices

Other Power Regions	100	6.9%	• favorable net wholesale load revenue of $80 primarily due to higher contracted energy prices	25	0.6%	• No individually significant drivers
Other	161	23.6%	• favorable revenues in the United Kingdom, inclusive of realized economic hedges, of $100 primarily due to higher energy prices • favorable retail gas revenue of $65 primarily due to higher gas prices	456	16.6%
• favorable retail gas revenue of $305 primarily due to higher gas prices
• favorable revenues in the United Kingdom, inclusive of realized economic hedges, of $180 primarily due to higher energy prices

Mark-to-market(b)	(672)		• losses on economic hedging activities of ($156) in 2025 compared to gains of $516 in 2024	(1,125)		• losses on economic hedging activities of ($356) in 2025 compared to gains of $769 in 2024
Total	$20	0.3%		$1,273	7.0%
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
For the three and nine months ended September 30, 2025 compared to 2024, Purchased power and fuel expense were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change(a)	2025	2024	$ Change	% Change(a)
Mid-Atlantic	$871	$794	$77	9.7%	$2,393	$1,906	$487	25.6%
Midwest	447	391	56	14.3%	1,489	1,185	304	25.7%
New York	159	150	9	6.0%	458	460	(2)	(0.4)%
ERCOT	213	120	93	77.5%	589	375	214	57.1%
Other Power Regions	1,200	1,010	190	18.8%	3,560	3,157	403	12.8%
Total electric purchased power and fuel	2,890	2,465	425	17.2%	8,489	7,083	1,406	19.9%
Other	702	537	165	30.7%	2,664	2,149	515	24.0%
Mark-to-market losses (gains)	(25)	117	(142)		(70)	(404)	334
Total Purchased power and fuel	$3,567	$3,119	$448	14.4%	$11,083	$8,828	$2,255	25.5%
__________
(a)% Change in mark-to-market is not a meaningful measure.
For the three and nine months ended September 30, 2025 compared to 2024, changes in Purchased power and fuel expense by region were approximately as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	$ Change	% Change(a)	Description	$ Change	% Change(a)	Description
Mid-Atlantic	$77	9.7%	• unfavorable cost of ($105) associated with purchased power to supply load relative to generation volumes primarily due to higher energy prices and net capacity expense	$487	25.6%
• unfavorable cost of ($465) associated with purchased power to supply load relative to generation volumes primarily due to higher energy prices, lower generation volumes, and higher net capacity expense

Midwest	56	14.3%	• unfavorable cost of ($40) associated with purchased power to supply load relative to generation volumes primarily driven by higher energy prices	304	25.7%	• unfavorable cost of ($270) associated with purchased power to supply load relative to generation volumes primarily driven by higher transmission costs and higher energy prices

	Three Months Ended September 30			Nine Months Ended September 30
	$ Change	% Change(a)	Description	$ Change	% Change(a)	Description
New York	9	6.0%	• No individually significant drivers	(2)	(0.4)%	• No individually significant drivers
ERCOT	93	77.5%	• unfavorable cost of ($60) associated with purchased power to supply load relative to generation volumes primarily due to higher energy prices	214	57.1%
• unfavorable cost of ($160) associated with purchased power to supply load relative to generation volumes primarily due to higher energy prices
• unfavorable realized economic hedges of ($60) due to settled prices relative to hedged prices

Other Power Regions	190	18.8%	• unfavorable purchased power of ($240) primarily due to higher energy prices; partially offset by • favorable realized economic hedges of $65 due to settled prices relative to hedged prices	403	12.8%
• unfavorable purchased power of ($1,080)
primarily due to lower generation volumes driven by the retirement of Mystic Units 8 and 9 and higher energy prices; partially offset by
• favorable realized economic hedges of $730
due to settled prices relative to hedged prices

Other	165	30.7%	• unfavorable purchases in the United Kingdom, inclusive of settled economic hedges, of ($110) primarily due to higher energy prices • unfavorable net wholesale gas purchases, inclusive of realized economic hedges, of ($40) primarily due to higher gas prices	515	24.0%
• unfavorable net wholesale gas purchases, inclusive of realized economic hedges, of ($250) primarily due to higher gas prices
• unfavorable purchases in the United Kingdom, inclusive of realized economic hedges, of ($205) primarily due to higher energy prices
• unfavorable fair value adjustments related to gas imbalances of ($60)

Mark-to-market(b)	(142)		• gains on economic hedging activities of $25 in 2025 compared to losses of ($117) in 2024	334		• gains on economic hedging activities of $70 in 2025 compared to gains of $404 in 2024
Total	$448	14.4%		$2,255	25.5%
__________
(a)% Change in mark-to-market is not a meaningful measure.
(b)See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on mark-to-market gains and losses.

Effective income tax rates were 33.4% and 27.3% for the three months ended September 30, 2025 and 2024, respectively and 32.9% and 21.0% for the nine months ended September 30, 2025 and 2024, respectively. The change in effective tax rate for 2025 is primarily due to the decrease in nuclear PTCs generated, which are not taxable, as well as higher qualified NDT fund income which is taxed at a higher rate. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.

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
Cash Flow Activities
The following table summarizes our cash flow activities for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,
	2025	2024	$ Change
Cash, restricted cash, and cash equivalents at beginning of period	$3,129	$454	$2,675
Net cash provided by (used in):
Operating activities	3,432	(1,448)	4,880
Investing activities	(2,221)	5,056	(7,277)
Financing activities	(249)	(2,180)	1,931
Net increase (decrease) in cash, restricted cash, and cash equivalents	962	1,428	(466)
Cash, restricted cash, and cash equivalents at end of period	$4,091	$1,882	$2,209
Net Cash Provided By (Used In) Operating Activities
Cash provided by operating activities was $3,432 million for the nine months ended September 30, 2025, compared to cash used in operating activities of ($1,448) million for the nine months ended September 30, 2024. Changes in our cash flows from operations were generally consistent with changes in results of operations, as adjusted for changes in working capital in the normal course of business. In December 2024, we amended our Accounts Receivable Facility whereby we now retain the rights to our receivables and any changes in our receivable balance flow through operating activities. This increase in cash flows from operating activities was partially offset by cash outflows associated with an increase in collateral postings. See Note 7 — Accounts Receivable and Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

Net Cash Provided By (Used In) Investing Activities
Cash used in investing activities was ($2,221) million for the nine months ended September 30, 2025, compared to cash provided by investing activities of $5,056 million for the nine months ended September 30, 2024. The change was primarily due to an amendment of our Accounts Receivable Facility. Prior to the amendment, the collection and reinvestment of proceeds associated with the sale of receivables were treated as cash flows from investing activities in the Consolidated Statements of Cash Flows. As a result of the amendment, cash collections of accounts receivable are now treated as Cash flows from operating activities in the Consolidated Statement of Cash Flows. See Note 7 — Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information.
Net Cash Provided By (Used In) Financing Activities
Cash used in financing activities was ($249) million for the nine months ended September 30, 2025, compared to cash used in financing activities of ($2,180) million for the nine months ended September 30, 2024. The change primarily relates to long-term debt and changes in short-term borrowings. Debt issuances and redemptions or repayments vary each year. The remaining change relates to repurchases of common stock during each period. See Note 12 — Debt and Credit Agreements and Note 15 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
Quarterly dividends declared by our Board of Directors during the nine months ended September 30, 2025 and for the fourth quarter of 2025 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share
First Quarter of 2025	February 18, 2025	March 7, 2025	March 18, 2025	$0.3878
Second Quarter of 2025	April 29, 2025	May 16, 2025	June 6, 2025	$0.3878
Third Quarter of 2025	August 5, 2025	August 18, 2025	September 5, 2025	$0.3878
Fourth Quarter of 2025	October 29, 2025	November 17, 2025	December 5, 2025	$0.3878
Credit Matters and Cash Requirements
We fund liquidity needs for capital expenditures, working capital, energy hedging and other financial commitments through cash flows from operations, public debt offerings, commercial paper markets and large, diversified credit facilities. As of September 30, 2025, we have access to facilities with aggregate bank commitments of $9.5 billion. During the quarter, we amended one of our existing revolving credit facilities to both extend the term of the existing facility and to provide up to $2.5 billion in incremental revolving credit commitments upon the satisfaction of certain conditions following the consummation of our acquisition of Calpine. See Note 12 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
We had access to the commercial paper markets and had availability under our revolving credit facilities during the third quarter of 2025 to fund our short-term liquidity needs, when necessary. We routinely review the sufficiency of our liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. We closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I, ITEM 1A. RISK FACTORS of our 2024 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
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

Security Ratings
Our access to the capital markets, including the commercial paper market, and our financing costs in those markets, may depend on our securities ratings. A loss of investment grade credit rating would have required a three-notch downgrade by S&P or Moody's from their current levels as of September 30, 2025 of BBB+ and Baa1, to BB+ and Ba1 or below, respectively. As of September 30, 2025, we had $7.3 billion of available capacity under our credit facilities and $4.0 billion of cash on hand. In the event of a credit downgrade below investment grade and a resulting requirement to provide incremental collateral exceeding available capacity under our credit facilities and cash on hand, we would be required to access additional liquidity through the capital markets. Our borrowings are not subject to default or prepayment as a result of a downgrade of our securities, although such a downgrade could increase fees and interest charges under our credit agreements. Our credit ratings were affirmed following the announcement of our proposed acquisition of Calpine.
If we had lost our investment grade credit ratings as of September 30, 2025, we would have been required to provide incremental collateral estimated to be approximately $2.4 billion to meet collateral obligations for derivatives, non-derivatives, NPNS, and applicable payables and receivables, net of the contractual right of offset under master netting agreements.
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
As of September 30, 2025, the Crane NDT is fully funded under the SAFSTOR scenario that was the planned decommissioning option, as described in the Crane PSDAR filed with the NRC in April 2019. We will continue to file Crane's decommissioning funding status with the NRC annually until restart, at which point we will file decommissioning funding status reports in accordance with applicable NRC requirements. Additionally, as of September 30, 2025, we have adequate NDT funds for the remaining radiological decommissioning costs at Zion Station related to the Independent Spent Fuel Storage Installation. Decommissioning costs other than radiological may require funding from us. See Liquidity and Capital Resources — NRC Minimum Funding Requirements of our 2024 Form 10-K for information regarding the risk of additional financial assurance for shutdown units.

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
The forecasted market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure as of September 30, 2025 for our portfolio associated with a $5/MWh reduction in the annual average around-the-clock energy price results in an impact to earnings that is not material for 2025 and a decrease to earnings of approximately $219 million for 2026. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
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

Trading and Non-Trading Marketing Activities
The following table provides detail on changes in our commodity derivative contract net assets (liabilities) balance sheet position from December 31, 2024 to September 30, 2025. This table incorporates the unrealized gains and losses that are immediately recorded in earnings. This table excludes all NPNS contracts. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on the balance sheet classification of the commodity derivative contract net assets (liabilities) recorded as of September 30, 2025 and December 31, 2024.

Balance as of December 31, 2024(a)	$317
Total change in fair value of contracts recorded in results of operations	(317)
Reclassification to realized at settlement of contracts recorded in results of operations	30
Changes in allocated collateral	190
Net option premium paid (received)	(49)
Option premium amortization	34
Upfront payments and amortizations(b)	(22)
Foreign currency translation	(1)
Balance as of September 30, 2025(a)	$182
__________
(a)Amounts are shown net of collateral paid to and received from counterparties.
(b)Includes derivative contracts acquired or sold through upfront payments or receipts of cash, excluding option premiums, and the associated amortizations.
Fair Values
The following table presents maturity and source of fair value for commodity derivative contract net assets (liabilities). See Note 13 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

	Maturities Within						Total Fair Value
	2025	2026	2027	2028	2029	2030 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$(9)	$80	$32	$(11)	$(8)	$(1)	$83
Prices provided by external sources (Level 2)	(39)	111	68	7	7	—	154
Prices based on model or other valuation methods (Level 3)	186	(85)	(111)	(31)	(22)	8	(55)
Total	$138	$106	$(11)	$(35)	$(23)	$7	$182
__________
(a)Represents unrealized gains and losses on commodity derivative contracts that are recorded in the results of operations.
(b)Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $776 million at September 30, 2025.
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

Credit-Risk-Related Contingent Features
As part of the normal course of business, we routinely enter into physically or financially settled contracts for the purchase and sale of capacity, electricity, fuels, emissions allowances, and other energy-related products. In accordance with the contracts and applicable law, if we are downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on our net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. See Note 11 — Derivative Financial Instruments and Note 14 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information regarding the letters of credit supporting the cash collateral.
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
Interest Rate and Foreign Exchange Risk
We use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. We may also utilize interest rate swaps to manage our interest rate exposure, including derivatives to lock in rate levels in anticipation of future financings. A hypothetical 50 basis points change in interest rates associated with unhedged variable-rate long term debt and interest rate swaps would not have resulted in a material impact to our earnings for the nine months ended September 30, 2025. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, we utilize foreign currency derivatives, which are typically designated as economic hedges. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

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
A hypothetical 25 basis points increase in interest rates and 10% decrease in equity prices would have resulted in a $1,061 million reduction in the fair value of our NDT trust assets as of September 30, 2025. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See Note 8 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements and Liquidity and Capital Resources section of ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information.
Our employee benefit plan trusts also hold investments in equity and debt securities. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates of our 2024 Form 10-K for further information.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
During the third quarter of 2025, our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in periodic reports that we file or submit with the SEC. These disclosure controls and procedures have been designed to ensure that (a) information relating to our consolidated subsidiaries, is accumulated and made known to our management, including our principal executive officer and principal financial officer, by other employees as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
As of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.
Changes in Internal Control Over Financial Reporting
We continually strive to improve our disclosure controls and procedures to enhance the quality of our financial reporting and to maintain dynamic systems that change as conditions warrant. There have been no changes in internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, any of our internal control over financial reporting.

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
At September 30, 2025, our risk factors were consistent with the risk factors described in our 2024 Form 10-K in ITEM 1A. RISK FACTORS.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (CEG Parent)
Since 2023, our Board of Directors authorized the repurchase of up to $3 billion of the Company's outstanding common stock. No other repurchase plans or programs have been authorized. In February 2025, we entered into structured repurchase agreements whereby we purchased capped call options to reduce the total cost of our ongoing share repurchase program. Both agreements expired unexercised as of September 30, 2025. See Note 15 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information regarding our share repurchase program.
There were no open market share repurchases under the program during the nine months ended September 30, 2025.
In June 2025, we entered into an ASR agreement with a financial institution to initiate share repurchases of our common stock for $404 million, inclusive of taxes and other transaction costs. Under the ASR agreement, we received an initial share delivery of approximately 1.1 million shares of our common stock, which resulted in an immediate reduction in the number of our shares outstanding. In the third quarter of 2025, the remaining shares were delivered upon completion of the transaction and were based on the average of the daily-volume weighted average price of our common stock during the term, less a discount.

The following table provides information regarding our share repurchases under the program during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(d)
July 1, 2025 to July 31, 2025	—	$—	$540
August 1, 2025 to August 31, 2025(b)(c)	183,135	311.84	593
September 1, 2025 to September 30, 2025	—	—	593
Total	183,135		$593
__________
(a)We have not made any purchases of shares other than in connection with the publicly announced share repurchase program described above.
(b)Increase in remaining authority as a result of receipt of cash including a nominal cash premium following expiration of capped call option. See Note 15 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
(c)Represents the additional shares delivered under the June 2025 ASR agreement, which was fully settled in the third quarter of 2025.
(d)Approximate dollar value of shares that may yet be purchased under the program includes taxes and commissions.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 under Regulation S-K of the Exchange Act).

ITEM 6.	EXHIBITS

Certain of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Exchange Act.

Exhibit No.	Description
10.1
Second Amended and Restated Credit Agreement dated as of September 19, 2025 among Constellation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various financial institutions party thereto (File No. 333-85496, Form 8-K dated September 22, 2025, Exhibit 1.1)

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed by the following officers for the following registrants:

Exhibit No.	Description
31.1	Filed by Joseph Dominguez for Constellation Energy Corporation

31.2	Filed by Daniel L. Eggers for Constellation Energy Corporation

31.3	Filed by Joseph Dominguez for Constellation Energy Generation, LLC

31.4	Filed by Daniel L. Eggers for Constellation Energy Generation, LLC

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed by the following officers for the following registrants:

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

November 7, 2025

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

November 7, 2025