Form 10-Q
period 2026-03-31
Constellation Energy Corp; CONSTELLATION ENERGY GENERATION LLC
filed 2026-05-11
CIK 1868275, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares outstanding of each registrant’s common stock as of April 30, 2026 was as follows:

Constellation Energy Corporation Common Stock, without par value	361,190,063
Constellation Energy Generation, LLC	Not applicable

GLOSSARY OF TERMS AND ABBREVIATIONS
Constellation Energy Corporation and Related Entities
CEG Parent	Constellation Energy Corporation
Constellation	Constellation Energy Generation, LLC
Registrants	CEG Parent and Constellation, collectively
Antelope Valley	Antelope Valley Solar Ranch One
Calpine	Calpine Corporation
Calvert Cliffs	Calvert Cliffs nuclear generating station
CCFC	Calpine Construction Finance Company, L.P.
CDHI	Calpine Development Holdings, LLC
Continental Wind	Continental Wind LLC
Crane	Crane Clean Energy Center (formerly known as Three Mile Island Unit 1)
CRP	Constellation Renewables Partners, LLC
FitzPatrick	James A. FitzPatrick nuclear generating station
GPC	Geysers Power Company, LLC
Greenfield L.P.	Greenfield Energy Centre L.P.
LaSalle	LaSalle nuclear generating station
Limerick	Limerick nuclear generating station
NER	NewEnergy Receivables LLC
NMP	Nine Mile Point nuclear generating station
Nova Power	Nova Power, LLC
Pin Oak Creek	Pin Oak Creek Energy Center
RPG	Renewable Power Generation, LLC
STP	South Texas Project nuclear generating station
West Medway II	West Medway Generating Station II

Other Terms and Abbreviations
AB	Assembly Bill
AEP Texas	American Electric Power Texas
AESO	Alberta Electric Systems Operator
AOCI	Accumulated Other Comprehensive Income (Loss)
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
CAISO	California ISO
CenterPoint	CenterPoint Energy Houston Electric, LLC
CMC	Carbon Mitigation Credit
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
ComEd	Commonwealth Edison Company
CORRA	Canadian Overnight Repo Rate Average
CWIP	Construction Work In Progress
DOE	United States Department of Energy
DOJ	United States Department of Justice
EGU	Electric Generating Units
EFOF	Equivalent Forced Outage Factor
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
Exchange Act	Securities Exchange Act of 1934, as amended

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Exelon	Exelon Corporation
FERC	Federal Energy Regulatory Commission
Former ComEd Units	Braidwood, Byron, Dresden, LaSalle and Quad Cities nuclear generating units
Former PECO Units	Limerick, Peach Bottom, and Salem nuclear generating units
FRCC	Florida Reliability Coordinating Council
GAAP	Generally Accepted Accounting Principles in the United States
GDP	Gross Domestic Product
Geysers Assets	Geothermal power plant assets acquired through Calpine, including steam extraction and gathering assets
GHG	Greenhouse Gas
GW	Gigawatt
GWh	Gigawatt hour
Heat Rate	A measure of the amount of fuel required to produce a unit of power
ICE	Intercontinental Exchange
IPA	Illinois Power Agency
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
ITC	Investment Tax Credit
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British thermal units
Moody's	Moody’s Investors Service, Inc.
MW	Megawatt
MWh	Megawatt hour
NASDAQ	Nasdaq Stock Market, LLC
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NGX	Natural Gas Exchange, Inc.
Non-Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOx	Nitrogen oxide
NPNS	Normal Purchase Normal Sale scope exception
NRC	Nuclear Regulatory Commission
NYISO	New York ISO
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
PECO	PECO Energy Company
Pension Protection Act	Pension Protection Act of 2006
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PP&E	Property, Plant, and Equipment

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
PSDAR	Post-shutdown Decommissioning Activities Report
PSEG	Public Service Enterprise Group Incorporated
PTC	Production Tax Credit
Regulatory Agreement Units
Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting (includes the Former ComEd Units, the Former PECO Units and STP)

RNF	Operating Revenues Net of Purchased Power and Fuel Expense
RPM	Reliability Pricing Model
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a Standard & Poor’s Financial Services LLC business
SB	Senate Bill
SEC	United States Securities and Exchange Commission
SERC	SERC Reliability Corporation (formerly Southeast Electric Reliability Council)
SNF	Spent Nuclear Fuel
SO2	Sulfur dioxide
SOFR	Secured Overnight Financing Rate
SPP	Southwest Power Pool
STPNOC	STP Nuclear Operating Company
TMA	Tax Matters Agreement
TWh	Terawatt-hour
U.S. Treasury	U.S. Department of the Treasury
UEC	Unamortized Energy Contract
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council
ZEC	Zero Emission Credit

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
Forward-looking statements are based on current expectations, estimates and assumptions that involve a number of risks and uncertainties that could cause actual results to differ materially from those projected. The factors that could cause actual results to differ materially from the forward-looking statements made by us include those factors discussed herein, as well as the items discussed in (1) the Registrants' combined 2025 Annual Report on Form 10-K in (a) Part I, ITEM 1A. Risk Factors, (b) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 18 — Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part II, ITEM 1A. Risk Factors, (b) Part I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part I, ITEM 1. Financial Statements: Note 15 — Commitments and Contingencies; and (3) other factors discussed in filings with the SEC by the Registrants.
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
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Operating revenues	$11,122	$6,788
Operating expenses
Purchased power and fuel	6,352	4,384
Operating and maintenance	1,780	1,545
Depreciation and amortization	443	248
Taxes other than income taxes	229	160
Total operating expenses	8,804	6,337
Gain (loss) on sales of assets	14	—
Operating income (loss)	2,332	451
Other income and (deductions)
Interest expense, net	(253)	(146)
Other, net	46	(154)
Total other income and (deductions)	(207)	(300)
Income (loss) before income taxes	2,125	151
Income tax (benefit) expense	530	22
Equity in income (losses) of unconsolidated affiliates	8	—
Net income (loss)	1,603	129
Net income (loss) attributable to noncontrolling interests	13	11
Net income (loss) attributable to common shareholders	$1,590	$118
Comprehensive income (loss), net of income taxes
Net income (loss)	$1,603	$129
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(1)	—
Actuarial loss reclassified to periodic cost	28	17
Pension and non-pension postretirement benefit plan valuation adjustment	(25)	(34)
Unrealized gain (loss) on cash flow hedges	1	2
Unrealized gain (loss) on foreign currency translation	(3)	8
Other comprehensive income (loss), net of income taxes	—	(7)
Comprehensive income (loss)	1,603	122
Comprehensive income (loss) attributable to noncontrolling interests	13	11
Comprehensive income (loss) attributable to common shareholders	$1,590	$111

Average shares of common stock outstanding:
Basic	354	313
Assumed exercise and/or distributions of stock-based awards	—	1
Diluted	354	314

Earnings per average common share
Basic	$4.49	$0.38
Diluted	$4.49	$0.38
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows from operating activities
Net income (loss)	$1,603	$129
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization, and accretion, including nuclear fuel and contract amortization	1,202	640
Deferred income taxes and amortization of ITCs	440	(98)
Net fair value changes related to derivatives	(1,040)	356
Net realized and unrealized (gains) losses on NDT funds	(17)	(44)
Net realized and unrealized (gains) losses on equity investments	27	268
Other non-cash operating activities	(199)	47
Changes in assets and liabilities:
Accounts receivable	323	(15)
Inventories	106	98
Accounts payable and accrued expenses	(1,377)	(290)
Option premiums received (paid), net	(15)	26
Collateral received (posted), net	249	(486)
Income taxes	103	120
Pension and non-pension postretirement benefit contributions	(191)	(174)
Other assets and liabilities	(789)	(470)
Net cash flows provided by (used in) operating activities	425	107
Cash flows from investing activities
Capital expenditures	(1,275)	(806)
Proceeds from NDT fund sales	2,504	2,084
Investment in NDT funds	(2,572)	(2,152)
Acquisition of Calpine, net of cash and restricted cash acquired	(2,537)	—
Other investing activities	148	(12)
Net cash flows provided by (used in) investing activities	(3,732)	(886)
Cash flows from financing activities
Change in short-term borrowings	1,957	—
Proceeds from short-term borrowings with maturities greater than 90 days	3,000	—
Repayments of short-term borrowings with maturities greater than 90 days	(1,500)	—
Issuance of long-term debt	2,770	—
Retirement of long-term debt	(5,254)	(57)
Dividends paid on common stock	(155)	(122)
Other financing activities	(88)	(229)
Net cash flows provided by (used in) financing activities	730	(408)
Increase (decrease) in cash, restricted cash, and cash equivalents	(2,577)	(1,187)
Cash, restricted cash, and cash equivalents at beginning of period	3,748	3,129
Cash, restricted cash, and cash equivalents at end of period	$1,171	$1,942

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for acquisition of Calpine	$17,507	$—
Exchange of Calpine senior notes for Constellation senior notes	2,290	—
Decrease in PP&E related to ARO update	(889)	(6)
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$800	$3,641
Restricted cash and cash equivalents	371	107
Accounts receivable, net	4,414	4,266
Derivative assets	1,795	945
Inventories, net	2,582	1,736
Renewable energy credits	1,038	789
Assets held for sale	5,735	126
Other	1,274	509
Total current assets	18,009	12,119
Property, plant, and equipment (net of accumulated depreciation and amortization of $19,524 and $19,072, respectively)	40,769	22,474
Deferred debits and other assets
Nuclear decommissioning trust funds	19,366	19,336
Goodwill	11,527	420
Derivative assets	2,113	450
Other	5,127	2,450
Total deferred debits and other assets	38,133	22,656
Total assets(a)	$96,911	$57,249

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$5,102	$1,650
Long-term debt due within one year	370	92
Accounts payable and accrued expenses	4,449	4,294
Derivative liabilities	810	467
Renewable energy credit obligation	1,193	1,075
Other	1,291	366
Total current liabilities	13,215	7,944
Long-term debt	16,994	7,250
Deferred credits and other liabilities
Deferred income taxes and unamortized ITCs	8,199	3,544
Asset retirement obligations	12,433	13,193
Pension and non-pension postretirement benefit obligations	1,835	1,977
Payables related to Regulatory Agreement Units	5,389	5,334
Derivative liabilities	518	414
Other	4,508	2,740
Total deferred credits and other liabilities	32,882	27,202
Total liabilities(a)	63,091	42,396
Commitments and contingencies (Note 15)
Shareholders' equity
Common stock (No par value, 1,000 shares authorized, 362 and 312 shares outstanding, respectively)	28,574	11,043
Retained earnings (deficit)	7,334	5,899
Accumulated other comprehensive income (loss), net	(2,425)	(2,425)
Total shareholders' equity	33,483	14,517
Noncontrolling interests	337	336
Total equity	33,820	14,853
Total liabilities and shareholders' equity	$96,911	$57,249
__________
(a)Our consolidated assets include $4,609 million and $4,551 million at March 31, 2026 and December 31, 2025, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Our consolidated liabilities include $2,381 million and $914 million at March 31, 2026 and December 31, 2025, respectively, of certain VIEs for which the VIE creditors do not have recourse to us. See Note 17 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Corporation and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2026
	Shareholders' Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2025	312,355	$11,043	$5,899	$(2,425)	$336	$14,853
Net Income (loss)	—	—	1,590	—	13	1,603
Employee incentive plans	628	24	—	—	—	24
Changes in equity of noncontrolling interests	—	—	—	—	(12)	(12)
Common stock dividends ($0.4265/common share)	—	—	(155)	—	—	(155)
Common stock issued to acquire Calpine	49,376	17,507	—	—	—	17,507
Balance, March 31, 2026	362,359	$28,574	$7,334	$(2,425)	$337	$33,820

	Three Months Ended March 31, 2025
	Shareholders' Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	312,838	$11,402	$4,066	$(2,302)	$373	$13,539
Net Income (loss)	—	—	118	—	11	129
Employee incentive plans	547	(49)	—	—	—	(49)
Changes in equity of noncontrolling interests	—	—	—	—	(6)	(6)
Common stock dividends ($0.3878/common share)	—	—	(122)	—	—	(122)
Capped call option contracts	—	(150)	—	—	—	(150)
Other comprehensive income (loss), net of income taxes	—	—	—	(7)	—	(7)
Balance, March 31, 2025	313,385	$11,203	$4,062	$(2,309)	$378	$13,334
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Operating revenues	$11,122	$6,788
Operating expenses
Purchased power and fuel	6,352	4,384
Operating and maintenance	1,780	1,545
Depreciation and amortization	443	248
Taxes other than income taxes	229	160
Total operating expenses	8,804	6,337
Gain (loss) on sales of assets	14	—
Operating income (loss)	2,332	451
Other income and (deductions)
Interest expense, net	(253)	(146)
Other, net	46	(154)
Total other income and (deductions)	(207)	(300)
Income (loss) before income taxes	2,125	151
Income tax (benefit) expense	530	22
Equity in income (losses) of unconsolidated affiliates	8	—
Net income (loss)	1,603	129
Net income (loss) attributable to noncontrolling interests	13	11
Net income (loss) attributable to membership interest	$1,590	$118
Comprehensive income (loss), net of income taxes
Net income (loss)	$1,603	$129
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(1)	—
Actuarial loss reclassified to periodic cost	28	17
Pension and non-pension postretirement benefit plan valuation adjustment	(25)	(34)
Unrealized gain (loss) on cash flow hedges	1	2
Unrealized gain (loss) on foreign currency translation	(3)	8
Other comprehensive income (loss), net of income taxes	—	(7)
Comprehensive income (loss)	1,603	122
Comprehensive income (loss) attributable to noncontrolling interests	13	11
Comprehensive income (loss) attributable to membership interest	$1,590	$111
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows from operating activities
Net income (loss)	$1,603	$129
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization, and accretion, including nuclear fuel and contract amortization	1,202	640
Deferred income taxes and amortization of ITCs	440	(98)
Net fair value changes related to derivatives	(1,040)	356
Net realized and unrealized (gains) losses on NDT funds	(17)	(44)
Net realized and unrealized (gains) losses on equity investments	27	268
Other non-cash operating activities	(229)	24
Changes in assets and liabilities:
Accounts receivable	330	(15)
Receivables from and payables to affiliates, net	(272)	(259)
Inventories	106	98
Accounts payable and accrued expenses	(1,386)	(301)
Option premiums received (paid), net	(15)	26
Collateral received (posted), net	249	(486)
Income taxes	103	120
Pension and non-pension postretirement benefit contributions	(191)	(174)
Other assets and liabilities	(527)	(257)
Net cash flows provided by (used in) operating activities	383	27
Cash flows from investing activities
Capital expenditures	(1,275)	(806)
Proceeds from NDT fund sales	2,504	2,084
Investment in NDT funds	(2,572)	(2,152)
Acquisition of Calpine, net of cash and restricted cash acquired	(2,537)	—
Other investing activities	150	(12)
Net cash flows provided by (used in) investing activities	(3,730)	(886)
Cash flows from financing activities
Change in short-term borrowings	1,957	—
Proceeds from short-term borrowings with maturities greater than 90 days	3,000	—
Repayments of short-term borrowings with maturities greater than 90 days	(1,500)	—
Issuance of long-term debt	2,770	—
Retirement of long-term debt	(5,254)	(57)
Distributions to member	(155)	(272)
Other financing activities	(55)	(5)
Net cash flows provided by (used in) financing activities	763	(334)
Increase (decrease) in cash, restricted cash, and cash equivalents	(2,584)	(1,193)
Cash, restricted cash, and cash equivalents at beginning of period	3,720	3,115
Cash, restricted cash, and cash equivalents at end of period	$1,136	$1,922

Supplemental disclosure of non-cash investing and financing activities
Acquisition of Calpine	$17,503	$—
Exchange of Calpine senior notes for Constellation senior notes	2,290	—
Decrease in PP&E related to ARO update	(889)	(6)
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$785	$3,641
Restricted cash and cash equivalents	351	79
Accounts receivable, net	4,392	4,251
Derivative assets	1,795	945
Inventories, net	2,582	1,736
Renewable energy credits	1,038	789
Assets held for sale	5,735	126
Other	1,282	508
Total current assets	17,960	12,075
Property, plant, and equipment (net of accumulated depreciation and amortization of $19,524 and $19,072, respectively)	40,769	22,474
Deferred debits and other assets
Nuclear decommissioning trust funds	19,366	19,336
Goodwill	11,527	420
Derivative assets	2,113	450
Other	5,120	2,443
Total deferred debits and other assets	38,126	22,649
Total assets(a)	$96,855	$57,198

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$5,102	$1,650
Long-term debt due within one year	370	92
Accounts payable and accrued expenses	4,324	4,033
Payables to affiliates	102	365
Derivative liabilities	810	467
Renewable energy credit obligation	1,193	1,075
Other	1,289	358
Total current liabilities	13,190	8,040
Long-term debt	16,994	7,250
Deferred credits and other liabilities
Deferred income taxes and unamortized ITCs	8,199	3,544
Asset retirement obligations	12,433	13,193
Pension and non-pension postretirement benefit obligations	1,835	1,977
Payables related to Regulatory Agreement Units	5,389	5,334
Derivative liabilities	518	414
Other	4,465	2,583
Total deferred credits and other liabilities	32,839	27,045
Total liabilities(a)	63,023	42,335
Commitments and contingencies (Note 15)
Equity
Member’s equity
Membership interest	27,677	10,144
Undistributed earnings (deficit)	8,243	6,808
Accumulated other comprehensive income (loss), net	(2,425)	(2,425)
Total member’s equity	33,495	14,527
Noncontrolling interests	337	336
Total equity	33,832	14,863
Total liabilities and equity	$96,855	$57,198
__________
(a)Our consolidated assets include $4,609 million and $4,551 million as of March 31, 2026 and December 31, 2025, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Our consolidated liabilities include $2,381 million and $914 million as of March 31, 2026 and December 31, 2025, respectively, of certain VIEs for which the VIE creditors do not have recourse to us. See Note 17 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

Constellation Energy Generation, LLC and Subsidiary Companies
Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2026
	Member's Equity
(In millions)	Membership Interest	Undistributed Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2025	$10,144	$6,808	$(2,425)	$336	$14,863
Net Income (loss)	—	1,590	—	13	1,603
Changes in equity of noncontrolling interests	—	—	—	(12)	(12)
Distributions to member	—	(155)	—	—	(155)
Contribution from member	30	—	—	—	30
Acquisition of Calpine	17,503	—	—	—	17,503
Balance, March 31, 2026	$27,677	$8,243	$(2,425)	$337	$33,832

	Three Months Ended March 31, 2025
	Member's Equity
(In millions)	Membership Interest	Undistributed Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$10,538	$4,974	$(2,302)	$373	$13,583
Net Income (loss)	—	118	—	11	129
Changes in equity of noncontrolling interests	—	—	—	(6)	(6)
Distributions to member	(150)	(122)	—	—	(272)
Other comprehensive income (loss), net of income taxes	—	—	(7)	—	(7)
Balance, March 31, 2025	$10,388	$4,970	$(2,309)	$378	$13,427
See the Combined Notes to Consolidated Financial Statements

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)
1. Basis of Presentation
Description of Business
We are the nation's largest producer of clean and reliable energy and a leading supplier of energy products and services. Our fleet of generation assets includes nuclear, natural gas, oil, hydroelectric, geothermal, wind, and solar facilities. Through our integrated business operations, we sell electricity, natural gas, and other energy-related products and sustainable solutions to various types of customers, including distribution utilities, municipalities, cooperatives, and commercial, industrial, public sector, and residential customers in markets across multiple geographic regions. We have six reportable segments: Mid-Atlantic, Midwest, New York, ERCOT, Other Power Regions, and Calpine.
Basis of Presentation
The accompanying Consolidated Financial Statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited but, in our opinion, include all adjustments that are considered necessary for a fair statement of the results for the periods reported herein in accordance with GAAP. All adjustments are of a normal, recurring nature, unless otherwise disclosed. The Consolidated Financial Statements include the accounts of our subsidiaries and all intercompany transactions have been eliminated in consolidation. Our December 31, 2025 Consolidated Balance Sheet was derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2026. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts have been reclassified to conform to the presentation in the current period. Amounts disclosed relate to CEG Parent and Constellation unless specifically noted as relating to CEG Parent only. Unless otherwise indicated or the context otherwise requires, references herein to the terms “we,” “us,” and “our” refer collectively to CEG Parent and Constellation.
Summary of Significant Accounting Policies
See Note 1 — Basis of Presentation of our 2025 Form 10-K for additional information on significant accounting policies.
2. Mergers, Acquisitions, and Dispositions
Acquisition of Calpine Corporation
On January 7, 2026 (the “Acquisition Date”), we acquired all of the outstanding equity interests in Calpine in a cash and stock transaction. Pursuant to the Merger Agreement and related transaction steps, Calpine was converted into a limited liability company, Calpine LLC, and became a wholly owned subsidiary of Constellation.
This acquisition is complementary to, and aligns strategically with, our existing business operations and provides both increased scale and meaningful market diversification. The merger couples the largest producer of clean, emissions-free energy with the reliable, dispatchable natural gas assets of Calpine, and also creates the nation’s leading competitive retail electric supplier, providing increased scale, diversification and complementary capabilities that enable us to meet growing demand with a broad array of energy and sustainability products. The addition of Calpine strengthens our essential role in providing clean, reliable energy as the nation seeks to transition to a more sustainable future, and will improve our position to pursue investments in new and existing technologies to meet growing demand.
The merger consideration consisted of 50 million newly issued shares of our common stock, no par value, and approximately $4.5 billion in cash. In connection with the merger, certain of the newly issued shares will be subject to a lock-up period, which expires on June 30, 2026, for 50% of the shares and on June 30, 2027, for the remaining 50%.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 2 — Mergers, Acquisitions, and Dispositions
Calpine operates a competitive retail electric supplier platform serving approximately 62 TWhs of load annually. Calpine also owns and operates a generation fleet of natural gas, oil, geothermal, battery storage, and solar assets with approximately 23 GWs of generation capacity, after considering divestitures required by certain regulatory approvals for the transaction. The final regulatory clearance for the merger was the DOJ resolution, which requires the divestiture of five generating assets located in PJM, one in ERCOT, and Calpine's minority interest in the Gregory Power Plant, also in ERCOT. The DOJ resolution requires us to enter into definitive agreement(s) to divest these assets within 240 days of closing the acquisition, by September 4, 2026.
The transaction was accounted for as a business combination using the acquisition method of accounting where we are considered the acquirer for accounting purposes. We recognized the identifiable assets acquired and liabilities assumed at their estimated fair values as of January 7, 2026, with any excess of the consideration transferred over the fair value of net identifiable assets recognized as goodwill.
In January 2026, we completed the divestiture of Calpine's minority ownership interest in the Gregory Power Plant, as required under the terms of the DOJ resolution. In March 2026, we entered into an agreement with LS Power Equity Advisors, LLC ("LS Power") whereby we will sell five generation assets in PJM to LS Power, which comprise approximately 4.4 GW of predominantly natural gas-fired generation capacity located in Delaware and Pennsylvania, for aggregate consideration of $5.0 billion before closing adjustments. Closing of the sale is subject to receipt of applicable regulatory approvals, including review by the DOJ and FERC, and other customary closing conditions. We are taking steps to divest the ERCOT plant, the last asset sale required to satisfy our regulatory commitments under the merger. Certain of the generation assets being sold are currently secured under project financing arrangements, see Note 13 — Debt and Credit Agreements for additional information.
Consideration Transferred
The following table summarizes the components of the total merger consideration transferred. There was no contingent consideration associated with the acquisition.

Fair value of CEG Parent common stock issued(a)	$17,603
Cash consideration(b)	4,342
Fair value of common stock subject to vesting period attributable to post-combination expense(c)	(96)
Effective settlement of preexisting relationships	(14)
Total merger consideration	$21,835
__________
(a)Represents the fair value of approximately 50 million shares of CEG Parent common stock issued in connection with the acquisition, calculated using CEG Parent’s closing stock price of $354.58 on January 6, 2026, the last trading day prior to the Acquisition Date. The fair value of the stock consideration is based on an observable market price and represents a Level 1 fair value measurement.
(b)Represents cash paid to Calpine shareholders in connection with the acquisition. The amount reflects the $4.5 billion base cash consideration per the Merger Agreement, reduced by certain adjustments based on contractual terms also specified in the Merger Agreement.
(c)Certain CEG Parent common stock issued to Calpine employees in exchange for their equity interests is subject to a vesting period of up to 26 months and has been excluded from merger consideration. These amounts will be recognized as stock-based compensation expense over the applicable vesting period in accordance with authoritative guidance.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 2 — Mergers, Acquisitions, and Dispositions
Purchase Price Allocation
The following table presents the preliminary allocation of the total merger consideration to the identifiable assets acquired and liabilities assumed as of the Acquisition Date. The allocation is preliminary and subject to revision during the measurement period, which will not exceed one year from the Acquisition Date. Adjustments to provisional amounts will be recognized in the reporting period in which they are identified, with a corresponding adjustment to goodwill.

Assets acquired:
Cash and cash equivalents	$1,540
Restricted cash and cash equivalents	261
Accounts receivable	761
Derivative assets	2,140
Inventories	989
Assets held for sale(a)	5,603
Property, plant, and equipment	18,481
Renewable energy credits	180
Unamortized energy contracts(b)	2,133
Other assets	700
Total assets acquired	$32,788

Liabilities assumed:
Accounts payable and accrued expenses	$1,601
Long-term debt (including amounts due within one year)(c)	12,551
Derivative liabilities	644
Renewable energy credit obligation	258
Deferred income taxes and unamortized ITCs	4,083
Asset retirement obligations	350
Unamortized energy contracts(b)	1,815
Other liabilities	758
Total liabilities assumed	22,060
Net identifiable assets acquired	10,728
Goodwill(d)	11,107
Total consideration transferred	$21,835
(a) Assets Held for Sale. Reflects the Acquisition Date fair value, less costs to sell, for the six generating assets required to be divested. Depreciation and amortization of these assets ceased upon classification as held for sale. No impairment has been recognized subsequent to initial classification. The following table presents the carrying amounts of the major classes of assets and liabilities classified as held for sale as of the Acquisition Date:

Assets held for sale:
Property, plant and equipment	$5,454
Inventories	136
Other assets	13
Total assets held for sale	$5,603

Liabilities associated with assets held for sale:
Asset retirement obligations	$16
Other liabilities	82
Total liabilities associated with assets held for sale	$98

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 2 — Mergers, Acquisitions, and Dispositions
(b) Unamortized Energy Contracts. The following table summarizes the classification and amounts of UECs in the Consolidated Balance Sheets as of the Acquisition Date:

Other current assets	$517
Other deferred debits and other assets	1,616
Other current liabilities	367
Other deferred credits and other liabilities	1,448
(c) Long-term Debt (including amounts due within one year). We assumed total debt of $12,551 million at estimated fair value as of the Acquisition Date, comprising $279 million classified as Long-term debt due within one year and $12,272 million classified as Long-term debt, in the Consolidated Balance Sheets. See Note 13 — Debt and Credit Agreements for additional information.
(d) Goodwill. Represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill recognized primarily reflects the expected benefits from increased scale and meaningful market diversification, complementary generation and retail capabilities, and an enhanced ability to meet growing demand with a broader array of energy and sustainability products, to the extent such benefits are not separately recognizable as identifiable intangible assets. Goodwill will be assigned to the reporting units expected to benefit from the acquisition. The assignment of goodwill to the reporting units has not been completed as of the date of these financial statements due to the preliminary nature of the purchase price allocation. The goodwill recognized in connection with the acquisition is not expected to be deductible for income tax purposes.
Valuation of Significant Assets and Liabilities
The preliminary fair values assigned to the assets acquired and liabilities assumed were determined based on significant estimates and assumptions that are judgmental in nature, including projected future cash flows; discount rates reflecting the risks inherent in the future cash flows; and future market prices, among others. These estimates and assumptions were applied to the valuation of significant acquired assets and assumed liabilities, including property, plant and equipment, assets held for sale, and unamortized energy contracts, and required assessments of current and projected market conditions and operating strategies. Forecasting future cash flows requires assumptions regarding, among other things, forecasted commodity prices for the sale of power and purchases of fuel and the expected operations of the assets, and judgments are also made to determine the expected useful lives assigned to each class of assets acquired and the duration of liabilities assumed.
Other Key Accounting Impacts & Judgments
Identifiable intangible assets acquired and liabilities assumed in connection with the acquisition include customer relationships, trade names, and energy contracts, recorded at estimated fair value. The weighted average amortization periods reflect weighted average useful lives of 15 years for customer relationships, five years for trade names, and six years for energy contracts.
We also recognized the fair value of acquired commodity and interest rate derivatives and related hedging relationships as of the Acquisition Date; related gains or losses subsequent to acquisition will be recognized in earnings consistent with our accounting policies. For additional information on derivative instruments, see Note 12 — Derivative Financial Instruments.
The amounts recognized for property, plant and equipment, identifiable intangible assets and liabilities (including customer relationships, trade names, and unamortized energy contracts) and their useful lives, lease assets and liabilities, asset retirement and environmental obligations, contingencies, and income taxes (including deferred taxes) are provisional and subject to revision during the measurement period.
Acquisition-related costs (e.g., advisory, legal, valuation, and other professional fees) are expensed as incurred and reflected within Operating and maintenance expenses in the Consolidated Statements of Operations and Comprehensive Income. These costs, which are not included in the consideration transferred, were not material for the three months ended March 31, 2026.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 2 — Mergers, Acquisitions, and Dispositions
Unaudited Pro Forma Results
The following unaudited pro forma financial information for the three months ended March 31, 2026 and 2025 assumes that the acquisition occurred on January 1, 2025. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the acquisition been completed on January 1, 2025. The unaudited pro forma financial information is not indicative of the future results of operations, which may differ materially from the pro forma financial information presented here.

	Three Months Ended March 31,
Unaudited pro forma financial information	2026	2025
Operating revenues	$11,352	$9,321
Net income(a)	1,590	147
__________
(a)Reflects Net income attributable to common shareholders for CEG Parent and Net income attributable to membership interest for Constellation.
The unaudited pro forma financial information presented above includes adjustments for incremental depreciation and amortization as a result of the fair value determination of the net assets acquired, the effects of the acquisition on tax expense (benefit), and other acquisition accounting adjustments.
As discussed in Note 5 — Segment Information, Calpine is now presented as a reportable segment, and RNF is the segment performance metric, a component of which includes revenue. From the Acquisition Date through March 31, 2026, Operating revenues attributable to Calpine were $3,136 million. However, as a result of the commencement of integration activities for certain functions and the consolidation of financing activities (see Note 13 — Debt and Credit Agreements), it is impracticable to determine Calpine’s earnings since the Acquisition Date.
3. Regulatory Matters
As discussed in Note 3 — Regulatory Matters of our 2025 Form 10-K, we are involved in various regulatory and legislative proceedings. The following discusses developments in 2026 and updates to the 2025 Form 10-K.
Capacity Interconnection Rights for Crane Clean Energy Center
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
PJM's Phase I System Impact Study for Crane identified contingent transmission upgrades that would need to be completed for Crane to be fully deliverable to the grid, some of which suggested projected in-service dates extending as late as December 2030.
In March 2026, we filed a waiver request with FERC to allow the transfer of capacity interconnection rights (CIRs) from Eddystone to Crane with the aim of reducing the number of contingent upgrades that would need to be completed prior to Crane being fully deliverable to the grid. Eddystone Units 3 and 4 were previously announced as having a planned retirement date of May 31, 2025, but have been required to continue operating as energy-only resources under DOE emergency orders issued in 2025 and 2026 for grid reliability. Transferring the Eddystone CIRs to Crane will not affect PJM's ability to operate and dispatch Eddystone for reliability in compliance with the DOE's orders. We have requested that FERC grant the requested waiver no later than June 1, 2026.

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
See Note 4 — Revenue from Contracts with Customers of our 2025 Form 10-K for additional information regarding the performance obligations, revenue recognition, and payment terms associated with these sources of revenue.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2026. This disclosure only includes components of contracts for which consideration is fixed and determinable. The average contract term varies by customer type and commodity but ranges from one month to several years. This disclosure excludes derivatives and certain power and gas sales contracts which contain variable volumes and/or variable pricing.

	2026	2027	2028	2029	2030	2031 and thereafter	Total
Remaining performance obligations	$1,342	$1,757	$1,494	$1,415	$889	$5,137	$12,034
Revenue Disaggregation
We disaggregate the revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables disaggregate the revenue recognized from contracts with customers between power revenues, capacity revenues, natural gas revenues, and other revenues. Power revenues and capacity revenues are further disaggregated by ISO/RTO and/or geographic location, which include PJM, MISO, ERCOT, NYISO, ISO-NE, West (which includes operations in CAISO, Arizona and Oregon), SERC/SPP, and International Power (which includes operations in the United Kingdom and Canada).

Three Months Ended March 31, 2026	Power and Power-related Revenues(a)	Capacity Revenues(b)	Other Revenues	Total
PJM	$3,330	$130	$—	$3,460
MISO	252	6	—	258
ERCOT	360	99	—	459
NYISO	745	13	—	758
ISO-NE	1,014	4	—	1,018
West	168	160	—	328
SERC/SPP	59	4	—	63
International Power	109	—	—	109
Total Power revenues	6,037	416	—	6,453
Gas revenues(c)	—	—	943	943
Other revenues(d)	—	—	145	145
Total revenue from contracts with customers	6,037	416	1,088	7,541
Other revenue sources(e)	—	—	3,581	3,581
Total Operating revenues	$6,037	$416	$4,669	$11,122

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 4 — Revenue from Contracts with Customers

Three Months Ended March 31, 2025	Power and Power-related Revenues(a)	Capacity Revenues(b)	Other Revenues	Total
PJM	$2,698	$8	$—	$2,706
MISO	214	—	—	214
ERCOT	301	—	—	301
NYISO	675	—	—	675
ISO-NE	1,109	—	—	1,109
West	146	1	—	147
SERC/SPP	35	3	—	38
International Power	48	—	—	48
Total Power revenues	5,226	12	—	5,238
Gas revenues(c)	—	—	782	782
Other revenues(d)	—	—	86	86
Total revenue from contracts with customers	5,226	12	868	6,106
Other revenue sources(e)	—	—	682	682
Total Operating revenues	$5,226	$12	$1,550	$6,788
__________
(a)Represents power and power-related revenues, including state-sponsored program revenues, ancillary revenues, and revenues from bundled contracts with customers.
(b)Represents revenues from regulated capacity auctions as well as bilateral capacity revenues recognized at negotiated contract prices.
(c)Represents natural gas sales and other gas-related revenues.
(d)Other revenues primarily includes the sales of other energy-related products and sustainable solutions.
(e)Other revenue sources primarily includes revenues accounted for as derivatives, leases, and amortization of certain intangible assets and liabilities related to commodity contracts recorded at fair value from acquisitions.
5. Segment Information
Operating segments are determined based on information used by the CODM in deciding how to evaluate performance and allocate resources. We have six reportable segments consisting of the Mid-Atlantic, Midwest, New York, ERCOT, all other power regions referred to collectively as “Other Power Regions,” and Calpine.
Following the acquisition of Calpine on January 7, 2026, Calpine's operations are being reported as a new reportable segment given the results of its operations will be reviewed by the CODM separately from our historical reporting segments.
With the exception of Calpine, the basis for our reportable segments is the integrated management of our electricity business that is located in different geographic regions, and largely representative of the footprints of ISO/RTO and/or NERC regions, which utilize multiple supply sources to provide electricity through various distribution channels (wholesale and retail). Our hedging strategies and risk metrics are also aligned to these same geographic regions. Descriptions of each of our six reportable segments are as follows:
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
•Calpine represents operations acquired through the merger with Calpine on January 7, 2026, which are located throughout the country, including CAISO, ERCOT, PJM, ISO-NE, NYISO, MISO, SERC, Arizona, Oregon, and Canada.
Constellation's CEO is considered the CODM and evaluates the performance of our electric business activities and allocates resources based on segment RNF, primarily through review of budget-to-actual variance analyses. RNF is Operating revenues net of Purchased power and fuel expenses. We believe this is a useful measurement of operational performance, although it is not a presentation defined under GAAP and may not be comparable to other companies’ presentations nor deemed more useful than the GAAP information provided elsewhere in this report. In our evaluation of operating segments, we noted the CODM reviews a variety of performance and profitability measures at a consolidated level with a primary focus on RNF reporting at the geographic regional level, with the exception of Calpine which is reviewed on a standalone basis. Our operating revenues include all sales to third parties as well as government assistance. Purchased power and fuel expenses are considered the most significant segment expense. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy, and ancillary services. Fuel expense includes the fuel costs for our owned generation and fuel costs associated with tolling agreements. The results of our other business activities are not regularly reviewed by the CODM and are therefore not classified as operating segments nor included in the reportable segment amounts. These activities include wholesale and retail sales of natural gas, with the exception of Calpine's natural gas sales which are included in the Calpine segment, energy-related sales in the United Kingdom, as well as sales of other energy-related products and sustainable solutions that are not significant to our overall results of operations. Further, our unrealized gains and losses on economic hedging activities and our amortization of certain intangible assets and liabilities relating to commodity contracts recorded at fair value from mergers and acquisitions are also excluded from the reportable segment amounts. The CODM does not use a measure of total assets in making decisions regarding allocating resources to or assessing the performance of these reportable segments.
The following tables, which relate directly to our Consolidated Statements of Operations and Comprehensive Income, provide the reconciliation of operating revenues, purchased power and fuel expenses, and RNF for our reportable segments for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31, 2026	Total Operating revenues	Total Purchased power and fuel expenses	Total RNF
Mid-Atlantic	$1,847	$(1,035)	$812
Midwest	1,732	(878)	854
New York	569	(160)	409
ERCOT	370	(161)	209
Other Power Regions	1,487	(1,220)	267
Calpine	2,395	(1,269)	1,126
Total Reportable Segments	8,400	(4,723)	3,677
Other(a)	2,722	(1,629)	1,093
Total Consolidated Results	$11,122	$(6,352)	$4,770

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 5 — Segment Information

Three Months Ended March 31, 2025	Total Operating revenues	Total Purchased power and fuel expenses	Total RNF
Mid-Atlantic	$1,665	$(856)	$809
Midwest	1,404	(554)	850
New York	562	(161)	401
ERCOT	398	(184)	214
Other Power Regions	1,556	(1,362)	194
Total Reportable Segments	5,585	(3,117)	2,468
Other(a)	1,203	(1,267)	(64)
Total Consolidated Results	$6,788	$(4,384)	$2,404
__________
(a)Represents activities not allocated to a segment. See text above for a description of included activities. Operating revenues include unrealized gains of $1,315 million and losses of $287 million for the three months ended March 31, 2026 and 2025, respectively. Purchased power and fuel expenses include unrealized losses of $254 million and $34 million for the three months ended March 31, 2026 and 2025, respectively.
6. Government Assistance
Beginning in 2024, our nuclear units are eligible for a PTC extending through 2032. See Note 1 — Basis of Presentation and Note 6 — Government Assistance of our 2025 Form 10-K for additional information on nuclear PTCs.
For the three months ended March 31, 2026 and 2025, we did not record a material nuclear PTC benefit as the estimate of full year gross receipts exceeded the phase-out for annual gross receipts per MWh for most units. As of March 31, 2026 and December 31, 2025, our Consolidated Balance Sheets reflect approximately $125 million and $120 million, respectively, of nuclear PTCs within Other deferred debits and other assets. For the three months ended March 31, 2026, we did not utilize any estimated nuclear PTCs as a credit against our current federal income taxes payable. For the year ended December 31, 2025, we recognized a reduction to Accounts payable and accrued expenses in our Consolidated Balance Sheets of $375 million for estimated nuclear PTCs that we have utilized as a credit against our current federal income taxes payable.
Many of the state-sponsored programs providing compensation for the emissions-free attributes of generation from certain of our nuclear units include contractual or other provisions that require us to refund that compensation up to the amount of the nuclear PTC received or pass through the entirety of the nuclear PTC received. As of March 31, 2026 and December 31, 2025, we have recognized approximately $740 million and $1,190 million, respectively, of estimated payables within Other deferred credits and other liabilities, Accounts payable and accrued expenses or as offsets to Accounts receivable, net in our Consolidated Balance Sheets associated with programs requiring refunds or pass through of the nuclear PTC. In general, we expect to remit refunds or pass-throughs of state-sponsored program compensation related to nuclear PTCs in the year following the filing of the related tax return. During the three months ended March 31, 2026, we refunded or offset against outstanding receivables approximately $450 million associated with state-sponsored program compensation relating to the nuclear PTCs recorded in 2024. During the three months ended March 31, 2026, we recognized a reduction to net operating revenue of approximately $285 million associated with these programs in our Consolidated Statements of Operations and Comprehensive Income, compared to an increase to net operating revenue (pre-tax) of approximately $110 million for the three months ended March 31, 2025.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 7 — Accounts Receivable
7. Accounts Receivable
The following table provides additional information on the disaggregation of customer and other accounts receivable:

	Accounts receivable, net
March 31, 2026	CEG Parent	Constellation
Customer accounts receivable (net of allowance for credit losses of $157 for CEG Parent and Constellation)	$3,960	$3,960
Other accounts receivable (net of allowance for credit losses of $— for CEG Parent and Constellation)	454	432
Total	$4,414	$4,392

December 31, 2025
Customer accounts receivable (net of allowance for credit losses of $158 for CEG Parent and Constellation)	$3,577	$3,577
Other accounts receivable (net of allowance for credit losses of $9 for CEG Parent and Constellation)	689	674
Total	$4,266	$4,251
Allowance for Credit Losses on Accounts Receivable
The following table presents the rollforward of allowance for credit losses on customer accounts receivable from January 1, 2026 to March 31, 2026.

Balance as of January 1, 2026	$158
Current period provision for expected credit losses	15
Write-offs, net of recoveries(a)	(16)
Balance as of March 31, 2026	$157
__________
(a)Recoveries were not material.
The allowance for credit losses on other accounts receivable was not material as of the balance sheet dates, therefore, a rollforward is not presented.
Unbilled Customer Revenue
We recorded $1,465 million and $1,305 million of unbilled customer revenues in Accounts receivable, net in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.
Calpine Accounts Receivable Sales Program
Following the acquisition of Calpine on January 7, 2026, the Company has assumed Calpine's Accounts Receivable Sales Program (Calpine AR Facility). The Calpine AR Facility was established by Calpine in December 2016 and was last renewed in November 2025 with a current expiration of November 2026. The Calpine AR Facility is a receivables purchase agreement between Calpine Energy Solutions, LLC and Calpine Receivables, LLC, a wholly-owned subsidiary that is accounted for as an unconsolidated VIE, along with an additional purchase and sale agreement between Calpine Receivables, LLC, and unaffiliated financial institutions, the combination of which allow for the revolving sale of up to $500 million in certain trade accounts receivables of Calpine Energy Solutions, LLC to third parties at a nominal discount.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 7 — Accounts Receivable
Receivables sold under the Calpine AR Facility are accounted for as sales and excluded from Accounts receivable, net in the Consolidated Balance Sheets and reflected as Cash provided by operating activities in the Consolidated Statements of Cash Flows. Any portion of the purchase price for the sold receivables which is not paid in cash is recorded as a short-term note receivable within Accounts receivable, net, which was not material as of March 31, 2026. Our risk of loss following the transfer of accounts receivable is limited to the note receivable outstanding. Payment of the note receivable is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred.
The Company has guaranteed the performance of Calpine Energy Solutions, LLC to Calpine Receivables, LLC under the Calpine AR Facility, see Note 15 — Commitments and Contingencies for additional information. Additionally, see Note 17 — Variable Interest Entities for additional information on Calpine Receivables, LLC and its status as an unconsolidated VIE.
There was $564 million in gross accounts receivable outstanding that were sold at a nominal discount under the Calpine AR Facility as of March 31, 2026 and the $500 million facility amount was fully utilized. The following table summarizes certain activity for the period under the Calpine AR Facility:

Three Months Ended March 31, 2026
Aggregate receivables sold during the period	$1,205
Proceeds collected on sold receivables	1,126
Other Sales of Customer Accounts Receivables
We are required, under supplier tariffs, to sell customer receivables to certain utility companies at a nominal discount. The total gross receivables sold were $1,244 million and $1,147 million for the three months ended March 31, 2026 and 2025, respectively.
8. Property, Plant, and Equipment
The following table presents a summary of property, plant, and equipment by asset category as of March 31, 2026 and December 31, 2025:

Asset Category	March 31, 2026	December 31, 2025
Electric(a)	$49,844	$33,253
Nuclear fuel	6,712	6,298
CWIP(a)	3,737	1,995
Total property, plant, and equipment	60,293	41,546
Less: accumulated depreciation	19,524	19,072
Property, plant, and equipment, net(b)	$40,769	$22,474
__________
(a)Includes Electric and CWIP assets acquired as a result of the Calpine acquisition of $17,247 million and $1,234 million, respectively.
(b)Excludes assets held for sale related to acquisition of Calpine. See Note 2 — Mergers, Acquisitions, and Dispositions for additional information.
The estimated useful lives of our generating facilities are based on a combination of depreciation studies, historical retirements, site licenses and management estimates of operating costs and expected energy market conditions. As a result of the acquisition of Calpine, we added a fleet of natural gas, oil, geothermal, battery storage and solar assets. There were no material changes in the estimated useful lives of our combined oil and gas, battery storage, wind and solar facilities as a result. Geothermal facility depreciation provisions are based on an estimated useful life through 2066. For additional information about the useful lives of our generating facilities and depreciation provisions see Note 8 — Property, Plant, and Equipment of our 2025 Form 10-K.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 9 — Asset Retirement Obligations
9. Asset Retirement Obligations
Nuclear Decommissioning Asset Retirement Obligations
We have a legal obligation to decommission our nuclear power plants following the permanent cessation of operations. See Note 10 — Asset Retirement Obligations of our 2025 Form 10-K for additional information regarding AROs and the financial statement impact of changes in estimates.
The following table provides a rollforward of the nuclear decommissioning AROs reflected in the Consolidated Balance Sheets from December 31, 2025 to March 31, 2026:

Balance as of December 31, 2025	$12,908
Accretion expense	165
Net decrease due to changes in, and timing of, estimated future cash flows	(1,277)
Costs incurred related to decommissioning plants	(4)
Balance as of March 31, 2026	$11,792

During the three months ended March 31, 2026, the net $1,277 million decrease in the ARO for the changes in, and timing of, estimated future cash flows was driven primarily by changes in assumed retirement dates for various plants, including Calvert Cliffs, Fitzpatrick, Limerick, and Nine Mile Point.
The 2026 ARO update resulted in a decrease of $285 million in Operating and maintenance expense for the three months ended March 31, 2026 in the Consolidated Statements of Operations and Comprehensive income.
NDT Funds
We had NDT funds totaling $19,494 million and $19,396 million as of March 31, 2026 and December 31, 2025, respectively. The current portions of the NDT funds, which are included in Other current assets in our Consolidated Balance Sheets, were not material as of March 31, 2026 and December 31, 2025. See Note 18 — Supplemental Financial Information for additional information on activities of the NDT funds.
Accounting Implications of the Regulatory Agreement Units
See Note 1 — Basis of Presentation and Note 10 — Asset Retirement Obligations of our 2025 Form 10-K for additional information on the Regulatory Agreement Units.
The following table presents our noncurrent payables to ComEd, PECO, CenterPoint, and AEP Texas reflected as Payables related to Regulatory Agreement Units in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
ComEd	$4,297	$4,313
PECO	533	442
CenterPoint	416	430
AEP Texas	143	149
Payables related to Regulatory Agreement Units	$5,389	$5,334
NRC Minimum Funding Requirements
NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts for radiological decommissioning of the facility at the end of its life.
We filed our annual decommissioning funding status report with the NRC for our shutdown units, and any units within five years of shutdown in March 2026. The status report demonstrated adequate decommissioning funding assurance as of December 31, 2025 for all units included in the report. See Note 10 — Asset Retirement Obligations of our 2025 Form 10-K for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 9 — Asset Retirement Obligations
Non-Nuclear Asset Retirement Obligations
We have AROs for plant closure costs associated with our natural gas, oil, battery storage, and renewable generating facilities. The obligations include asbestos abatement, removal of certain storage tanks, restoring leased land to the condition it was in prior to construction of renewable generating stations, disposal of hazardous materials, plug and abandonment of wells, and other decommissioning-related activities. See Note 1 — Basis of Presentation of our 2025 Form 10-K for additional information on the accounting policy for AROs.
The following table provides a rollforward of the non-nuclear AROs reflected in the Consolidated Balance Sheets from December 31, 2025 to March 31, 2026:

Balance as of December 31, 2025	$317
Acquisition of Calpine(a)	350
Accretion expense	9
Costs incurred related to decommissioning plants	(1)
Balance as of March 31, 2026	$675
__________
(a)Reflects our decommissioning obligations for Calpine plants acquired on January 7, 2026, which are recorded at estimated fair value. See Note 2 — Mergers, Acquisitions, and Dispositions for additional information. Many of the facilities acquired from Calpine do not have AROs given the absence of legal requirements to perform retirement related activities.
10. Income Taxes
Rate Reconciliation
The effective income tax rate varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended March 31,
	2026		2025
U.S. federal statutory income tax	21.0%	$446	21.0%	$32
Increase (decrease) due to:
State income taxes, net of federal income tax benefit(a)	3.4	73	(0.7)	(1)
Foreign tax effects	—	—	0.7	1
Tax credits
PTC	(0.2)	(4)	(1.3)	(2)
Amortization of ITC, including deferred taxes on basis differences	(0.2)	(5)	(2.0)	(3)
Other	(0.2)	(5)	(2.0)	(3)
Nontaxable or nondeductible items
Share-based payment awards	(0.7)	(14)	(25.2)	(38)
Excess officers compensation	0.1	3	4.6	7
Other	0.8	17	0.9	1
Other adjustments
Qualified NDT fund income and losses	0.9	19	18.6	28
Effective income tax(b)	24.9%	$530	14.6%	$22
__________
(a)In 2026, state taxes in California, Massachusetts, and New York made up the majority (greater than 50%) of the tax effect in this category. In 2025, state taxes in Illinois, Maryland, Massachusetts, California, Pennsylvania, and New Jersey made up the majority (greater than 50%) of the tax effect in this category.
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
Responsibility and Indemnification for Taxes. As a former subsidiary of Exelon, we have joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods in which we were included in joint federal and state filings. However, the TMA specifies the portion of this tax liability for which we will bear contractual responsibility, and we and Exelon agreed to indemnify each other against any amounts for which such indemnified party is not responsible. Specifically, we will be liable for taxes due and payable in connection with tax returns that we are required to file. We will also be liable for our share of certain taxes required to be paid by Exelon with respect to taxable years or periods (or portions thereof) ending on or prior to the separation to the extent that we would have been responsible for such taxes under the Exelon tax sharing agreement then existing. As of March 31, 2026 and December 31, 2025, respectively, our Consolidated Balance Sheets reflect $32 million and $43 million in Other deferred credits and other liabilities, for tax liabilities where we maintain contractual responsibility to Exelon.
Tax Refunds and Attributes. The TMA provides for the allocation of certain pre-closing tax attributes between us and Exelon. Tax attributes will be allocated in accordance with the principles set forth in the existing Exelon tax sharing agreement, unless otherwise required by law. Under the TMA, we will be entitled to refunds for taxes for which we are responsible. In addition, it is expected that Exelon will have tax attributes that may be used to offset Exelon’s future tax liabilities. A significant portion of such attributes were generated by our business. In February 2024, we executed an amendment to the TMA that modified the timing of Exelon's payment of amounts due to us. In March 2026, we adjusted our receivable under the TMA as a result of IRS Notice 2026-7, as discussed below. As of March 31, 2026 and December 31, 2025, respectively, we had $58 million and $175 million in Accounts receivable, net and $373 million and $21 million in Other deferred debits and other assets for the reclassified tax attributes expected to be utilized by Exelon after separation in accordance with the terms of the TMA.
IRS Notice 2026-7. In February 2026, the IRS issued Notice 2026‑7 (the “Notice”), which provides guidance on the implementation of the corporate alternative minimum tax (CAMT). The Notice permits taxpayers to deduct repair and maintenance costs under tax law principles in determining adjusted financial statement income and applies retroactively to previously filed tax returns. As a result of this Notice, Exelon amended its 2023 and 2024 tax returns to reflect less CAMT and thus lower utilization of previously refunded tax attributes.
We received a demand letter from Exelon in February 2026, and as a result, in March 2026 we remitted $235 million to Exelon under the TMA related to prior periods. We increased our receivable for the $235 million in the first quarter of 2026, as reflected above, as we expect Exelon to pay us as it utilizes these tax attributes in future periods.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 11 — Retirement Benefits
11. Retirement Benefits
Components of Net Periodic Benefit (Credits) Costs
See Note 1 — Basis of Presentation of our 2025 Form 10-K for additional information on where we report the service cost and other non-service cost (credit) components for all plans.
The following tables present the components of our net periodic benefit (credit) cost for the three months ended March 31, 2026 and 2025. The amounts below are shown prior to capitalization and co-owner allocations, the effects of which were not material for any of the periods presented.

	Pension Benefits		OPEB		Total Pension Benefits and OPEB
Three Months Ended March 31,	2026	2025	2026	2025	2026	2025
Components of net periodic benefit (credit) cost:
Service cost	$22	$21	$5	$4	$27	$25
Non-service components of pension benefits & OPEB (credit) cost:
Interest cost	99	102	20	19	119	121
Expected return on assets	(119)	(122)	(8)	(8)	(127)	(130)
Amortization of:
Prior service (credit) cost	—	—	(1)	(2)	(1)	(2)
Actuarial (gain) loss	38	26	(1)	(2)	37	24
Non-service components of pension benefits & OPEB (credit) cost	18	6	10	7	28	13
Net periodic benefit (credit) cost	$40	$27	$15	$11	$55	$38
12. Derivative Financial Instruments
We use derivative instruments to manage commodity price risk and interest rate risk related to ongoing business operations.
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
In locations and periods where our load serving activities do not naturally offset existing generation portfolio risk, remaining commodity price exposure is managed through portfolio hedging activities. Portfolio hedging activities are generally concentrated in the prompt three years, when customer demand and market liquidity enable effective price risk mitigation. During this prompt three-year period, we seek to mitigate the price risk associated with our load serving contracts, non-nuclear generation, and any residual price risk for our nuclear generation that the nuclear PTC and state programs may not fully mitigate. We also enter into transactions that further optimize the economic benefits of our overall portfolio.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Derivative Financial Instruments
The following tables provide a summary of the commodity derivative fair value balances recorded as of March 31, 2026 and December 31, 2025:

March 31, 2026	Economic Hedges	Collateral(a)	Netting(a)	Total
Derivative assets (current)	$13,711	$453	$(12,436)	$1,728
Derivative assets (noncurrent)	8,352	306	(6,573)	2,085
Total derivative assets	22,063	759	(19,009)	3,813
Derivative liabilities (current)	(13,807)	564	12,436	(807)
Derivative liabilities (noncurrent)	(7,446)	360	6,573	(513)
Total derivative liabilities	(21,253)	924	19,009	(1,320)
Total derivative net assets (liabilities)	$810	$1,683	$—	$2,493

December 31, 2025
Derivative assets (current)	$7,349	$375	$(6,791)	$933
Derivative assets (noncurrent)	5,030	272	(4,853)	449
Total derivative assets	12,379	647	(11,644)	1,382
Derivative liabilities (current)	(7,642)	386	6,791	(465)
Derivative liabilities (noncurrent)	(5,585)	319	4,853	(413)
Total derivative liabilities	(13,227)	705	11,644	(878)
Total derivative net assets (liabilities)	$(848)	$1,352	$—	$504
_________
(a)We net all available amounts allowed in our Consolidated Balance Sheets in accordance with authoritative guidance for derivatives. These amounts include unrealized derivative transactions with the same counterparty under legally enforceable master netting agreements and cash collateral.
The following table summarizes the net buy/(sell) notional position of commodity derivative transactions, excluding our NPNS derivatives that are not recorded at fair value, as of March 31, 2026 and December 31, 2025:

	Total Net Position (In Millions)
Commodity Type	March 31, 2026	December 31, 2025	Unit of Measure
Electricity(a)	(638)	(260)	MWh
Natural Gas(a)	1,576	33	MMBtu
Emissions	(28)	(35)	Short Ton
_________
(a)The increase of net notional position at March 31, 2026 compared to December 31, 2025 is primarily driven by derivatives acquired from Calpine. See Note 2 — Mergers, Acquisitions, and Dispositions for additional information.
Economic Hedges (Commodity Price Risk)
For the three months ended March 31, 2026 and 2025, we recognized the following net pre-tax commodity unrealized gains (losses), which are also included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
Income Statement Location	2026	2025
Operating revenues	$1,311	$(287)
Purchased power and fuel	(252)	(37)
Total	$1,059	$(324)

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Derivative Financial Instruments
Interest Rate Risk
We utilize interest rate swaps to manage our interest rate exposure, which are treated as economic hedges. The notional amounts for interest rate swaps were approximately $4.6 billion and $1.4 billion as of March 31, 2026 and December 31, 2025, respectively.
The derivative assets and liabilities as of March 31, 2026 and December 31, 2025 and the gains and losses associated with management of interest rate risk for the three months ended March 31, 2026 and 2025 were not material. The gains and losses associated with management of interest rate risk are included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.
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
The following tables provide information on the credit exposure for derivative instruments, inclusive of payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2026. The amounts in the tables below exclude credit risk exposure from individual retail counterparties, NPNS contracts, forward values on non-derivative contracts and exposure through RTOs, ISOs, as well as commodity exchanges. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties.

Rating as of March 31, 2026	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,979	$41	$1,938	1	$457
Non-investment grade	86	18	68	—	—
No external ratings
Internally rated — investment grade	151	5	146	—	—
Internally rated — non-investment grade	319	58	261	—	—
Total	$2,535	$122	$2,413	1	$457
__________
(a)As of March 31, 2026, credit collateral held from counterparties where we had credit exposure included $36 million of cash and $86 million of letters of credit.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Derivative Financial Instruments

Net Credit Exposure by Type of Counterparty	As of March 31, 2026
Investor-owned utilities, marketers, power producers	$1,218
Financial Institutions	599
Energy cooperatives and municipalities	223
Other	373
Total	$2,413
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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk-Related Contingent Features	March 31, 2026	December 31, 2025
Gross fair value of derivative contracts containing this feature	$(2,321)	$(1,307)
Offsetting fair value of derivative contracts under master netting arrangements	1,192	554
Net fair value of derivative contracts containing this feature	$(1,129)	$(753)

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 12 — Derivative Financial Instruments
As of March 31, 2026 and December 31, 2025, we posted or held the following amounts of cash collateral and letters of credit on derivative contracts with external counterparties, after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

	March 31, 2026	December 31, 2025
Cash collateral posted	$1,904	$1,399
Letters of credit posted	1,303	718
Cash collateral held	221	47
Letters of credit held	157	115
Additional collateral required in the event of a credit downgrade below investment grade (at BB+/Ba1)(a)(b)(c)	2,972	2,670
__________
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
13. Debt and Credit Agreements
Long-Term Debt
Calpine Acquisition
Upon completion of the acquisition of Calpine in January 2026, we assumed approximately $12.6 billion of debt inclusive of approximately $7.6 billion of corporate long-term debt, including senior unsecured and secured notes and corporate term loans in addition to approximately $5.0 billion of various project financing arrangements. Pursuant to the Exchange Offers discussed below, we issued new notes in January 2026 effectively replacing $2.3 billion of Calpine's senior unsecured and secured notes with Constellation senior unsecured notes. Using the proceeds from our January 2026 bond issuance, as discussed below, along with cash on hand and short-term debt, we repaid $2.5 billion of Calpine corporate term loans immediately after the acquisition closing, $1.25 billion of Calpine senior secured first lien notes in February 2026, and $1.4 billion of Calpine senior unsecured notes in March 2026.
As discussed above, the following project financing arrangements were assumed as part of the acquisition:
Geysers Power Company, LLC. We acquired the GPC first lien senior secured term loan facility, which includes a term loan and $250 million letter of credit facility, up to $50 million of which may be used for loans to finance energy storage projects ("sub-facility"). At acquisition, outstanding borrowings under the term loan and sub-facility were approximately $1.35 billion and $45 million, respectively. The GPC facility is secured by substantially all of the real and personal property of GPC and subsidiaries, primarily consisting of the Geysers Assets. The facility matures May 2029 and bears interest at SOFR plus 1.625%. As of March 31, 2026, there were $1.3 billion and $44 million of borrowings outstanding under the term loan and sub-facility, respectively.
Calpine Construction Finance Company, L.P. We acquired the CCFC first lien senior secured term loan facility with $2.1 billion outstanding borrowings at acquisition. The CCFC term loan facility is secured by certain real and personal property of CCFC, primarily seven natural gas-fired power plants. One plant secured under the facility, the Jack A. Fusco Energy Center (Fusco), is subject to sale in accordance with the DOJ resolution. See Note 2 — Mergers, Acquisitions, and Dispositions for additional information. Under the terms of the loan facility, CCFC may require the consent of certain lenders to release Fusco as guarantor depending on the application of

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 13 — Debt and Credit Agreements
net sales proceeds. The term loan matures July 2030 and bears interest at SOFR plus 1.75%. As of March 31, 2026, there was $2.1 billion of borrowings outstanding under the term loan.
CDHI Intermediate Holdco, LLC. We acquired the CDHI facility (CDHI Revolver), a $1.20 billion letter of credit facility, up to $400 million of which can be used for revolving loans to finance construction of renewable energy projects. At acquisition, outstanding borrowings under the CDHI Revolver were $319 million. The CDHI Revolver is secured by substantially all of the assets of CDHI's subsidiaries in accordance with the terms of the agreement. The York Energy Centers that partially secure the CDHI Revolver are subject to sale in accordance with the DOJ resolution. Under the terms of the CDHI revolver, consent of certain lenders is required to release these plants as collateral. See Note 2 — Mergers, Acquisitions, and Dispositions for additional information. Redemptions prior to March 2026 were based on SOFR plus 2.25%, and effective March 2026, redemptions bear interest at SOFR plus 2.375%. The CDHI Revolver matures March 2028. In March 2026 and April 2026, the CDHI revolver's total capacity was reduced by $250 million and $568 million, respectively. As of March 31, 2026, there was $309 million of borrowings outstanding under the credit facility.
Nova Power, LLC. We acquired the Nova Power, LLC credit agreement, which is comprised of a term loan, with $591 million of outstanding borrowings at acquisition, and a $80 million letter of credit facility. The agreement finances a portion of the cost of the development, construction, maintenance, and operation of the Nova Power battery storage project, and is secured by Nova Power's real and personal property. The credit agreement matures September 2031 and bears interest at SOFR plus 1.75%. As of March 31, 2026, there was $581 million of borrowings outstanding under the credit agreement.
Greenfield L.P. We acquired the Greenfield L.P. credit facility, which includes a term loan, with $342 million of outstanding borrowings at acquisition, and several letters of credit facilities, with issuing capacity of approximately $75 million. The Greenfield L.P. credit facility is secured by certain real and personal property, primarily the Greenfield Energy Center in Ontario, Canada. The credit facility matures November 2030 and bears interest at CORRA plus 1.875%. As of March 31, 2026, there was $330 million of borrowings outstanding under the facility.
Pin Oak Creek Energy Center LLC. We acquired Pin Oak Creek Energy Center's credit agreement pursuant with Texas Energy Fund (TEF), as lender, as administered by the Public Utility of Texas (PUCT). The loan proceeds are being used to finance eligible costs for the development (as defined in the agreement), construction, and installation of Pin Oak Creek Energy Center in Fairfield, Texas. The loan had outstanding borrowings of $230 million at acquisition. The loan matures October 2045 and bears interest at 3%. As of March 31, 2026, there was $246 million of borrowings outstanding under the loan.
Calpine Credit Agreements
As a result of the acquisition, we acquired Calpine's corporate secured and unsecured letters of credit facilities with capacity totaling $525 million and $200 million, respectively, at the time of acquisition.
The total capacity of assumed project and corporate credit facilities discussed above was approximately $2.3 billion at the time of acquisition, which is reduced by outstanding borrowings under the GPC facility and CDHI Revolver. At the time of acquisition, there were outstanding letters of credit on the assumed facilities of approximately $1.7 billion. See the Credit Facilities table below for additional information on credit facilities associated with these project financing arrangements.
Debt Exchange Offering
In December 2025, we announced that, in connection with the planned acquisition of Calpine by CEG Parent, we commenced private exchange offers and related consent solicitations with respect to certain outstanding debt of Calpine ("Exchange Offers"). Under the Exchange Offers, we solicited consents to holders of certain Calpine debt to amend the notes and the related indentures under which they were issued to eliminate substantially all of the restrictive covenants, restrictive provisions and events of default, other than payment-related and bankruptcy-related events of default. In January 2026, we completed the exchange offering, effectively replacing $2.3 billion of Calpine senior secured and unsecured notes with Constellation senior unsecured notes.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 13 — Debt and Credit Agreements
The terms of the debt issuance under the exchange are as follows:

Note	Interest Rate	Maturity	Issued Amount
2029 Senior Unsecured Notes	4.625%	February 2029	$647
2031 Senior Unsecured Notes	5.000%	February 2031	848
2031 Senior Secured Notes	3.750%	March 2031	795
Total			$2,290
Senior Note Issuance
In January 2026, we issued senior unsecured notes totaling $2.75 billion, the proceeds from which were used to pay down Calpine debt assumed. The terms of the debt issuance are reflected in the Debt Issuances and Redemptions table below.
Long-term Debt Summary
The following table presents the outstanding long-term debt, as of March 31, 2026 and December 31, 2025:

	Rates	Maturity Date	March 31, 2026	December 31, 2025
Long-term debt
Senior unsecured notes(a)(b)	3.75% - 6.50%	2028 - 2066	$10,833	$5,688
Tax-exempt notes(c)	4.10% - 4.45%	2029 - 2053	412	412
Notes payable and other	1.71% - 8.18%	2026 - 2035	85	53
Project finance:(b)
Variable rates	4.13% - 5.98%	2027 - 2030	5,274	597
Fixed rates	2.29% - 8.64%	2031 - 2048	876	653
Total long-term debt			17,480	7,403
Unamortized debt discount and premium, net			(16)	(1)
Unamortized fair value of debt			(19)	—
Unamortized debt issuance costs			(81)	(60)
Long-term debt due within one year			(370)	(92)
Long-term debt			$16,994	$7,250
________
(a)Includes January 2026 debt issuance of $2.75 billion and exchanged debt of $2.3 billion.
(b)Includes debt assumed in acquisition of Calpine.
(c)The Tax-exempt notes have a maturity date of June 2029 to April 2053, and a mandatory purchase date that ranges from April 2028 to June 2029.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 13 — Debt and Credit Agreements
Debt Issuances and Redemptions
During the three months ended March 31, 2026, the following long-term debt was issued (redeemed):

Type(a)	Interest Rate	Maturity	Amount
2028 Senior Notes(b)	3.90%	January 2028	$900
2066 Senior Notes(b)	5.875%	January 2066	800
2031 Senior Notes(b)	4.40%	January 2031	750
2028 Floating Rate Senior Notes(b)	SOFR + 0.60%	January 2028	300
Pin Oak Creek Energy Center	3.00%	October 2045	16
Energy Efficiency Project Financing(c)	5.51%	December 2030	4
RPG Nonrecourse Debt	4.11%	March 2035	(2)
2031 Unsecured Notes	5.00%	August 2031	(2)
2029 Unsecured Notes	4.625%	August 2029	(3)
Antelope Valley DOE Nonrecourse Debt	2.29% - 3.56%	January 2037	(6)
Greenfield	CORRA + 1.875%	November 2030	(7)
Nova Power	SOFR + 1.75%	March 2028	(10)
Calpine Development Holdings	SOFR + 2.25%	March 2028	(11)
Continental Wind Nonrecourse Debt	6.00%	February 2033	(18)
Geysers Power Company	SOFR + 1.625%	May 2029	(35)
Calpine Term Loan	SOFR + 1.75%	February 2032	(860)
Calpine 2028 Senior Secured Notes	4.50%	February 2028	(1,250)
Calpine 2028 Senior Unsecured Notes	5.125%	March 2028	(1,400)
Calpine Term Loan	SOFR + 1.75%	January 2031	(1,650)
Total long-term debt issued (redeemed)			$(2,484)
__________
(a)Does not include debt exchange activity discussed above.
(b)Relates to January 2026 debt issuance used to pay down Calpine corporate debt assumed.
(c)Represents funding to install energy conservation measures. The maturity dates represent the expected date of project completion, upon which the respective customer assumes the outstanding debt.
DOE Loan Guarantee
In November 2025, the DOE Office of Energy Dominance Financing issued a guarantee for up to $1.0 billion for an unsecured loan from the Federal Financing Bank to support the restart of the Crane Clean Energy Center. The loan matures November 2055. Interest rates on the loan is fixed upon each advance at a spread of 0.375% above U.S. Treasuries of comparable maturity. There have been no borrowings on this loan as of the date of this filing.
Short-Term Borrowings
We meet our short-term liquidity requirements primarily through the issuance of commercial paper. We may use our credit facility for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit.
Credit Agreements
In September 2025, we amended our existing revolving credit facility (RCF) to increase the available aggregate commitment from $4.5 billion to $7.0 billion, which included incremental revolving credit commitments of $2.5 billion and extension of the maturity date to September 2030. The incremental commitments became available upon the closing of the Calpine acquisition in January 2026. The RCF may be drawn down in the form of loans and/or to support commercial paper and letter of credit issuances.
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
Accounts Receivable Facility
The Accounts Receivable Facility (the Facility) provides NER access to revolving loans from a number of financial institutions (Lenders) secured by certain customer accounts receivable. The maximum funding limit of the Facility is $1.5 billion and matures December 2027. Draws and repayments related to the Facility will be reflected as Proceeds from short-term borrowings and Repayments of short-term borrowings, respectively, in the Consolidated Statements of Cash Flows. Draws on the Facility bear interest at a commercial paper rate or a Daily One Month Term SOFR or Term SOFR rate, plus an adder of 0.10% per annum. Interest is payable monthly. In January 2026, we drew on and repaid the full amount of the Facility. Subsequently, in February and March 2026, we drew on the Facility in the amounts of $600 million and $900 million, respectively. The Facility was fully drawn on and outstanding as of March 31, 2026. In April 2026, we issued a $1.5 billion term loan, as discussed below, and used the proceeds to repay $400 million of the Facility.
The Facility requires the balance of eligible receivables to be maintained at or above the balance of cash proceeds received from the Lenders. To the extent the eligible receivables decrease below such balance, we are required to repay cash to the Lenders. When eligible receivables exceed cash proceeds, we have the ability to increase the cash proceeds received up to the maximum funding limit. As of March 31, 2026, the balance of our eligible receivables exceeded the cash proceeds outstanding from the Lenders.
Credit Facilities Summary
As of March 31, 2026 and December 31, 2025, we had the following aggregate bank commitments, credit facility borrowings and available capacity under our respective credit facilities:

Facility Type	Aggregate Bank Commitment	Facility Draws	Outstanding Letters of Credit(a)	Outstanding Commercial Paper(b)	Total Available Capacity
March 31, 2026
Revolving Credit Facility	$7,000	$—	$701	$1,957	$4,342
Bilateral and letter of credit facilities(c)(d)	4,100	—	2,632	—	1,468
Accounts Receivable Facility	1,500	1,500	—	—	—
CDHI Revolver(d)	908	309	—	—	599
Liquidity Facility	971	—	758	—	199	(e)
Project Finance(d)	571	44	453	—	74
Total	$15,050	$1,853	$4,544	$1,957	$6,682

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 13 — Debt and Credit Agreements

Facility Type	Aggregate Bank Commitment	Facility Draws	Outstanding Letters of Credit(a)	Outstanding Commercial Paper(b)	Total Available Capacity
December 31, 2025
Revolving Credit Facility	$4,500	$—	$40	$—	$4,460
Bilaterals	2,350	—	1,276	—	1,074
Accounts Receivable Facility	1,500	—	—	—	1,500
Liquidity Facility	971	—	647	—	312	(e)
Project Finance	137	—	122	—	15
Total	$9,458	$—	$2,085	$—	$7,361
__________
(a)Excludes an additional outstanding letter of credit which was not issued under these facilities of $15 million as of March 31, 2026 and December 31, 2025. See Note 15 — Commitments and Contingencies for additional information.
(b)Our commercial paper program is supported by the revolving credit agreement. In order to maintain our commercial paper program in the amounts indicated above, we must have a credit facility in place, at least equal to the amount of our commercial paper program. As of March 31, 2026 and December 31, 2025, the maximum program size of our commercial paper program was $7.0 billion and $4.5 billion, respectively. We do not issue commercial paper in an aggregate amount exceeding the then available capacity under our credit facility. The weighted average interest rate on commercial paper borrowings was 3.98% as of March 31, 2026. There were no commercial paper borrowings outstanding as of December 31, 2025.
(c)In February 2026, we increased the capacity to issue letters of credit by an additional $100 million each for two existing uncommitted bilateral facilities, and an additional $200 million for a third uncommitted bilateral facility. In February 2026, we initiated a new bilateral credit agreement for $400 million, with no maturity date. In February 2026, we entered into a $75 million uncommitted bilateral credit agreement. In March 2026, we increased the capacity to issue letters of credit for one committed bilateral facility by an additional $300 million and converted it to an uncommitted facility. In March 2026, a bilateral credit agreement initiated in March 2025 was extended for an additional two years to mature March 2028.
(d)Includes corporate and project-related facilities assumed in connection with Calpine acquisition in January 2026.
(e)The maximum amount of the bank commitment is not to exceed $971 million. The aggregate available capacity of the facility is subject to market fluctuations based on the value of U.S. Treasury Securities which determines the amount of collateral held in the trust. We may post additional collateral to borrow up to the maximum bank commitment. As of March 31, 2026 and December 31, 2025, without posting additional collateral, the actual availability of facility, prior to outstanding letters of credit was $957 million and $959 million, respectively.
Short-Term Loan Agreements
As of March 31, 2026 and December 31, 2025, we had the following short-term loan agreements, both of which are unsecured and reflected in Short-term borrowings in the Consolidated Balance Sheets:

Month Initiated	Interest Rate	Maturity	March 31, 2026	December 31, 2025
May 2025(a)	1-month SOFR + 0.90%	May 2026	$900	$900
September 2025	1-month SOFR + 0.90%	September 2026	750	750
__________
(a)In April 2026, we initiated a term loan for $1.5 billion, the proceeds of which were used to repay the May 2025 term loan.
Debt Covenants
As of March 31, 2026, we are in compliance with all debt covenants.

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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following table presents the carrying amounts and fair values of our long-term debt and SNF obligation as of March 31, 2026 and December 31, 2025. We have no financial liabilities classified as Level 1. The carrying amounts of the short-term liabilities as presented in the Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	March 31, 2026				December 31, 2025
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year	$17,364	$13,994	$3,475	$17,469	$7,342	$6,995	$666	$7,661
SNF Obligation(a)	1,440	1,308	—	1,308	1,426	1,406	—	1,406
__________
(a)SNF Obligation is included in Other deferred credits and other liabilities in the Consolidated Balance Sheets.
Valuation Techniques Used to Determine Fair Value and Net Asset Value
Our valuation techniques used to measure the fair value and net asset value of the assets and liabilities are in accordance with the policies discussed in Note 17 — Fair Value of Financial Assets and Liabilities of our 2025 Form 10-K except for certain assumed variable rate project financings which are valued using a model that estimates pricing using an internal rate of return calculation and benchmark indices, which may be adjusted for company or security specific risks, resulting in these being classified as Level 3.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following table presents assets and liabilities measured and recorded at fair value in the Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$332	$—	$—	$332	$42	$—	$—	$42
NDT fund investments
Cash equivalents(b)	290	163	—	453	72	165	—	237
Equities	6,000	1,072	—	7,072	6,245	1,426	—	7,671
Fixed income	2,536	1,478	401	4,415	2,201	1,566	395	4,162
Private credit	—	—	133	133	—	—	132	132
Assets measured at NAV	—	—	—	7,421	—	—	—	7,194
NDT fund investments subtotal(c)	8,826	2,713	534	19,494	8,518	3,157	527	19,396
Rabbi trust investments	65	43	1	109	66	45	1	112
Investments in equities	60	—	—	60	87	—	—	87
Derivative assets
Economic hedges	2,102	11,063	8,994	22,159	1,114	7,449	3,830	12,393
Effect of netting and allocation of collateral	(1,940)	(10,361)	(5,950)	(18,251)	(889)	(6,853)	(3,256)	(10,998)
Derivative assets subtotal	162	702	3,044	3,908	225	596	574	1,395
Total assets measured at fair value	9,445	3,458	3,579	23,903	8,938	3,798	1,102	21,032

Liabilities
Derivative liabilities
Economic hedges	(2,349)	(11,613)	(7,300)	(21,262)	(1,148)	(8,021)	(4,062)	(13,231)
Effect of netting and allocation of collateral	2,222	11,283	6,429	19,934	1,065	7,657	3,628	12,350
Derivative liabilities subtotal	(127)	(330)	(871)	(1,328)	(83)	(364)	(434)	(881)
Deferred compensation obligation	—	(110)	—	(110)	—	(124)	—	(124)
Total liabilities measured at fair value	(127)	(440)	(871)	(1,438)	(83)	(488)	(434)	(1,005)
Total net assets	$9,318	$3,018	$2,708	$22,465	$8,855	$3,310	$668	$20,027
__________
(a)CEG Parent has $352 million and $70 million of Level 1 cash equivalents as of March 31, 2026 and December 31, 2025, respectively. We exclude cash of $734 million and $3,621 million, and restricted cash of $70 million and $57 million as of March 31, 2026 and December 31, 2025, respectively. CEG Parent has excluded an additional $15 million of cash as of March 31, 2026 and no additional cash exclusions as of December 31, 2025.
(b)Includes net liabilities of $231 million and $166 million as of March 31, 2026 and December 31, 2025, respectively, which consist of receivables related to pending securities sales, interest and dividend receivables, repurchase agreement obligations, and payables related to pending securities purchases. The repurchase agreements are generally short-term in nature with durations generally of 30 days or less.
(c)Includes total NDT derivative assets and liabilities that are not material, which have notional amounts of $1,053 million and $810 million as of March 31, 2026 and December 31, 2025, respectively. The notional principal amounts provide one measure of the transaction volume outstanding as of the periods ended and do not represent the amount of our exposure to credit or market loss.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Fair Value of Financial Assets and Liabilities
As of March 31, 2026, our NDTs have outstanding commitments to invest in private credit, private equity, and real assets of $493 million, $445 million, and $656 million, respectively. These commitments will be funded by our existing NDT funds.
Equity Security Investments without Readily Determinable Fair Values. We hold investments without readily determinable fair values with carrying amounts of $113 million and $109 million as of March 31, 2026 and December 31, 2025, respectively. Changes in fair value, cumulative adjustments, and impairments were not material for the three months ended March 31, 2026 and the year ended December 31, 2025.
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	NDT Fund Investments	Derivatives		Rabbi Trust Investments	Total
Balance as of January 1, 2026	$527	$140		$1	$668
Contracts acquired at acquisition date	—	1,290	(a)	—	1,290
Total realized / unrealized gains (losses)
Included in net income (loss)	2	848	(b)	—	850
Included in Payables related to Regulatory Agreement Units	5	—		—	5
Change in collateral	—	(102)		—	(102)
Purchases	—	20		—	20
Sales	—	(5)		—	(5)
Transfers into Level 3	—	14	(c)	—	14
Transfers out of Level 3	—	159	(c)	—	159
Amortization of acquired contracts	—	(191)		—	(191)
Balance as of March 31, 2026	$534	$2,173		$1	$2,708
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of March 31, 2026	$2	$568		$—	$570

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Fair Value of Financial Assets and Liabilities

	Three Months Ended March 31, 2025
	NDT Fund Investments	Derivatives		Rabbi Trust Investments	Total
Balance as of January 1, 2025	$502	$(1)		$1	$502
Total realized / unrealized gains (losses)
Included in net income (loss)	1	(131)	(b)	—	(130)
Change in collateral	—	67		—	67
Purchases	—	15		—	15
Sales	—	(3)		—	(3)
Settlements	(2)	—		—	(2)
Transfers into Level 3	1	(1)	(c)	—	—
Transfers out of Level 3	—	36	(c)	—	36
Balance as of March 31, 2025	$502	$(18)		$1	$485
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of March 31, 2025	$1	$(96)		$—	$(95)
__________
(a)Represents contracts acquired as part of the Calpine acquisition in January 2026. See Note 2 — Mergers, Acquisitions, and Dispositions for additional information.
(b)Includes an addition of $89 million for realized losses and reduction of ($35) million for realized gains due to the settlement of derivative contracts for the three months ended March 31, 2026 and 2025, respectively.
(c)Transfers into and out of Level 3 generally occur when the contract tenor becomes less and more observable, respectively, primarily due to changes in market liquidity or assumptions for certain commodity contracts.
The following table presents the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	Operating Revenues		Purchased Power and Fuel		Other, net
	2026	2025	2026	2025	2026	2025
Total gains (losses) included in net income	$582	$38	$75	$(169)	$2	$1
Total unrealized gains (losses)	528	(8)	40	(88)	2	1

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 14 — Fair Value of Financial Assets and Liabilities
Derivatives
The following table presents the significant inputs to the forward curve used to value these positions:

Type of trade	Fair Value as of March 31, 2026	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	2026 Range & Arithmetic Average		2025 Range & Arithmetic Average
Level 3 Derivatives—Economic hedges(a)(b)	$1,694	$(232)	Discounted Cash Flow	Forward power price (Non-congestion)	$2.43 - $181	$49	$4.77 - $154	$54
				Forward power price (Congestion)	$1.61 - $180	$52	$3.14 - $154	$50
				Forward gas price	($2.93) - $21	$3.20	($0.46) - $15	$3.52
			Option Model	Volatility percentage	10% - 110%	57%	14% - 197%	59%
__________
(a)The valuation techniques, unobservable inputs, ranges, and arithmetic averages are the same for the asset and liability positions.
(b)The fair values do not include cash collateral posted (received) on Level 3 positions of $479 million and $372 million as of March 31, 2026 and December 31, 2025, respectively.
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
15. Commitments and Contingencies
Commitments
Commercial Commitments. Commercial commitments as of March 31, 2026, representing commitments potentially triggered by future events, were as follows:

	Expiration within
	2026	2027	2028	2029	2030	2031 and thereafter	Total
Letters of credit	$3,402	$1,036	$120	$—	$1	$—	$4,559
Surety bonds(a)	581	261	78	—	—	545	1,465
Guarantee under the Calpine AR Facility(b)	550	—	—	—	—	—	550
Total commercial commitments	$4,533	$1,297	$198	$—	$1	$545	$6,574
__________
(a)Surety bonds — Guarantees issued related to contract and commercial agreements, excluding bid bonds.
(b)We have guaranteed the performance of Calpine Energy Solutions, LLC to Calpine Receivables, LLC under the Calpine AR Facility. The commitment represents the gross amount of sold receivables that are currently outstanding, limited to $550 million per the guarantee agreement. Refer to Note 7 — Accounts Receivable for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 15 — Commitments and Contingencies
First Priority Liens for Commodity Procurement and Risk Management Activities
Following the acquisition of Calpine in January 2026, the Company has assumed additional first-priority liens on Calpine assets, which are currently subject to first priority liens under various debt agreements, as collateral under certain of our power and natural gas agreements and certain of the interest rate swaps in order to reduce the cash collateral and letters of credit that would otherwise be provided to the counterparties under such agreements. The counterparties under such agreements share the benefits of the collateral subject to such first priority liens pro rata with the lenders under various debt agreements. As of March 31, 2026, the exposure was $220 million under these first priority liens for power and natural gas agreements and no exposure for the interest rate swaps.
Environmental Remediation Matters
General. Our operations have in the past, and may in the future, require substantial expenditures to comply with environmental laws. Additionally, under Federal and state environmental laws, we are generally liable for the costs of remediating environmental contamination of property currently or formerly owned by us and of property contaminated by hazardous substances generated by us. We own or lease several real estate parcels, including parcels on which our operations or the operations of others may have resulted in contamination by substances that are considered hazardous under environmental laws. In addition, we are currently involved in proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future. Unless otherwise disclosed, we cannot reasonably estimate whether we will incur significant liabilities for additional investigation and remediation costs at these or additional sites identified by us, environmental agencies, or others. Additional costs could have a material, unfavorable impact on our consolidated financial statements.
As of March 31, 2026 and December 31, 2025, we had accrued undiscounted amounts for environmental liabilities of $9 million in Accounts payable and accrued expenses and $169 million in Other deferred credits and other liabilities in the Consolidated Balance Sheets. See Note 18 — Commitments and Contingencies of our 2025 Form 10-K for additional information on environmental remediation matters. As of March 31, 2026, and through the date of filing, there have been no material changes in amounts recognized for the matters discussed in our 2025 Form 10-K.
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
As of March 31, 2026 and December 31, 2025, we had accrued $28 million and $15 million, respectively, in Accounts payable and accrued expenses and $108 million and $113 million, respectively, in Other deferred credits and other liabilities in the Consolidated Balance Sheets for liabilities related to litigation matters, including asbestos personal injury claims. See Note 18 — Commitments and Contingencies of our 2025 Form 10-K for additional information on asbestos personal injury claims
Impacts of the February 2021 Extreme Cold Weather Event and Texas-based Generating Assets Outages. Calpine was acquired on January 7, 2026, and is party to the same ongoing litigation proceedings as Constellation. See Note 18 — Commitments and Contingencies of our 2025 Form 10-K for additional information on this matter, which is likewise representative of the ongoing proceedings as it pertains to Calpine.
In March 2026, the Supreme Court of Texas denied plaintiffs’ petitions for a writ of mandamus in all five bellwether appeals. Plaintiffs have stated that they intend to seek rehearing before the Court. If the rehearing petitions in the bellwether cases are denied, the parties would return to the Multi-District-Litigation court to dispose of all of the remaining Winter Storm Uri tort claims pending against the power generator defendants.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 16 — Shareholders' Equity
16. Shareholders' Equity
Share Repurchase Program (CEG Parent)
During 2026, our Board of Directors approved a $4.4 billion increase relative to the remaining authorized amount to repurchase our outstanding common stock. No other repurchase plans or programs have been authorized. As of the date of this filing, we have approximately $4.7 billion of remaining authority for repurchases, which includes the impact of the open market repurchases, as discussed below. See Note 19 — Shareholders' Equity of our 2025 Form 10-K for additional information on our share repurchase program.
During the three months ended March 31, 2026 and 2025, no open market repurchases occurred. During April and May 2026, prior to this filing, we repurchased from the open market approximately 1.2 million shares of our common stock for a total cost, inclusive of taxes and transaction costs, of $338 million.
Capped Call Options. During the first quarter of 2025, we entered into two structured share repurchase agreements. Under these agreements, we made up-front cash payments of $150 million in the first quarter of 2025 in exchange for the right to receive a predetermined amount of shares of our common stock or cash at expiration. Neither option was exercised during the second and third quarter of 2025, therefore we did not receive any shares at expiration. As a result, we received our initial up-front cash payments of $150 million plus a nominal cash premium during the second and third quarters of 2025. The cash received restored the remaining authority available for repurchases.
Changes in Accumulated Other Comprehensive Income (Loss) (All Registrants)
The following tables present changes in AOCI, net of tax, by component:

Three Months Ended March 31, 2026	Gains (losses) on Cash Flow Hedges	Pension and OPEB Items(a)	Foreign Currency Items	Total
Beginning balance	$1	$(2,413)	$(13)	$(2,425)
OCI before reclassifications	—	(25)	(3)	(28)
Amounts reclassified from AOCI	1	27	—	28
Net current-period OCI	1	2	(3)	—
Ending balance	$2	$(2,411)	$(16)	$(2,425)

Three Months Ended March 31, 2025
Beginning balance	$(6)	$(2,262)	$(34)	$(2,302)
OCI before reclassifications	—	(34)	8	(26)
Amounts reclassified from AOCI	2	17	—	19
Net current-period OCI	2	(17)	8	(7)
Ending balance	$(4)	$(2,279)	$(26)	$(2,309)
__________
(a)AOCI amounts are included in the computation of net periodic pension and OPEB cost. See Note 11 — Retirement Benefits for additional information. See our Consolidated Statements of Operations and Comprehensive Income for individual components of AOCI.
The following table presents income tax (expense) benefit allocated to each component of our other comprehensive income (loss):

	Three Months Ended March 31,
	2026	2025
Pension and OPEB plans:
Actuarial loss reclassified to periodic benefit cost	$(9)	$(6)
Pension and OPEB plans valuation adjustment	8	12

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 17 — Variable Interest Entities
17. Variable Interest Entities
At March 31, 2026 and December 31, 2025, we consolidated several VIEs or VIE groups for which we are the primary beneficiary (see Consolidated VIEs below) and had significant interests in several other VIEs for which we do not have the power to direct the entities’ activities and, accordingly, we were not the primary beneficiary (see Unconsolidated VIEs below). Consolidated and unconsolidated VIEs are aggregated to the extent that the entities have similar risk profiles.
Consolidated VIEs
The table below shows the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated financial statements as of March 31, 2026 and December 31, 2025. The assets, except as noted in the footnotes to the table below, can only be used to settle obligations of the VIEs. The liabilities, except as noted in the footnotes to the table below, are such that creditors, or beneficiaries, do not have recourse to our general credit.

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$69	$52
Restricted cash and cash equivalents	32	48
Accounts receivable, net	2,561	2,477
Inventories, net	13	13
Other current assets	34	29
Total current assets	2,709	2,619
Property, plant, and equipment, net	1,912	1,942
Other noncurrent assets	117	123
Total assets(a)	$4,738	$4,684

Short-term borrowings	$1,500	$—
Long-term debt due within one year	67	66
Accounts payable and accrued expenses	26	34
Other current liabilities	2	3
Total current liabilities	1,595	103
Long-term debt	551	578
Asset retirement obligations	234	231
Other deferred credits and other liabilities	1	2
Total deferred credits and other liabilities	235	233
Total liabilities	$2,381	$914
__________
(a)Our balances include unrestricted assets for current UEC assets of $17 million and $17 million, disclosed within other current assets in the table above, and noncurrent UEC assets of $112 million and $116 million, disclosed within other noncurrent assets in the table above, as of March 31, 2026 and December 31, 2025, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 17 — Variable Interest Entities
As of March 31, 2026 and December 31, 2025, our consolidated VIEs included the following:

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
Unconsolidated VIEs
Our variable interests in unconsolidated VIEs generally include an equity method investment and energy purchase and sale contracts. For the equity investment, the carrying amount of the investment is reflected in the Consolidated Balance Sheets in Other deferred debits and other assets, see Note 18 — Supplemental Financial Information for additional information. For the energy purchase and sale contracts (commercial agreements), the carrying amount of assets and liabilities in the Consolidated Balance Sheets that relate to our involvement with the VIEs are predominantly related to working capital accounts and generally represent the amounts owed by, or owed to, us for the deliveries associated with the current billing cycles under the commercial agreements.
As of March 31, 2026 and December 31, 2025, we had significant unconsolidated variable interests in several VIEs for which we were not the primary beneficiary. These interests include certain commercial and securitization agreements.
The following table presents summary information about our significant unconsolidated VIE entities:

	March 31, 2026			December 31, 2025
	Commercial Agreement VIEs	Equity Investment VIEs	Total	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$710	$575	$1,285	$711	$—	$711
Total liabilities(a)	97	550	647	95	—	95
Other ownership interests in VIE(a)	613	25	638	616	—	616
__________
(a)These items represent amounts on the unconsolidated VIE balance sheets, not in the Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 17 — Variable Interest Entities
As of March 31, 2026 and December 31, 2025, the unconsolidated VIEs consist of:

Unconsolidated VIE or VIE groups:	Reason entity is a VIE:	Reason we are not the primary beneficiary:
Energy Purchase and Sale agreements - We have several energy purchase and sale agreements with generating facilities.	PPA contracts that absorb variability through fixed pricing.	We do not conduct the operational activities.
Calpine Receivables, LLC - A bankruptcy remote entity created for the special purpose of purchasing trade accounts receivable from Calpine Energy Solutions, LLC under the Accounts Receivable Sales Program
	Equity capitalization is insufficient to support its operations.	We do not have the power to direct activities nor affect its financial performance
18. Supplemental Financial Information
Supplemental Consolidated Statements of Operations and Comprehensive Income Information
The following tables provide additional information about items recorded in the Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended March 31,
Operating revenues	2026	2025
Variable lease income	$97	$52

	Three Months Ended March 31,
Taxes other than income taxes	2026	2025
Property	$102	$72
Payroll	58	44
Gross receipts(a)	64	38
Other	5	6
Total	$229	$160
__________
(a)Represent gross receipts taxes related to our retail operations. The offsetting collection of gross receipts taxes from customers is recorded in Operating revenues in the Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 18 — Supplemental Financial Information

	Three Months Ended March 31,
Other, net	2026	2025
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory Agreement Units	$271	$243
Non-Regulatory Agreement Units	155	94
Net unrealized gains (losses) on NDT funds
Regulatory Agreement Units	(206)	(117)
Non-Regulatory Agreement Units	(109)	(23)
Regulatory offset to NDT fund-related activities(b)	(52)	(103)
Total Decommissioning-related activities	59	94
Net unrealized gains (losses) from equity investments(c)	(27)	(268)
Other	14	20
Total	$46	$(154)
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
Supplemental Cash Flow Information
The following tables provide additional information about items recorded within our Consolidated Statements of Cash Flows.

		Three Months Ended March 31,
Depreciation, amortization, and accretion	Income statement location	2026	2025
PP&E	Depreciation and amortization	$436	$243
Nuclear fuel	Purchased power and fuel	244	232
Amortization of acquired derivative contracts(a)	Operating revenues or purchased power and fuel	228	—
ARO accretion	Operating and maintenance	174	158
Amortization of UECs	Operating revenues or purchased power and fuel	128	2
Amortization of intangible assets, net(b)	Depreciation and amortization	7	5
Other amortization	Operating revenues, purchased power and fuel, or interest expense, net	(15)	—
Total		$1,202	$640
__________
(a)Related to the amortization of acquired derivative contracts from the acquisition of Calpine.
(b)Primarily related to the amortization of customer relationships and trade names.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 18 — Supplemental Financial Information

	CEG Parent		Constellation
	Three Months Ended March 31,		Three Months Ended March 31,
Other non-cash operating activities	2026	2025	2026	2025
Other decommissioning-related activity(a)	$(349)	$(74)	$(349)	$(74)
Pension and non-pension postretirement benefit costs	50	38	50	38
Other	100	83	70	60
Total	$(199)	$47	$(229)	$24
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

March 31, 2026	CEG Parent	Constellation
Cash and cash equivalents	$800	$785
Restricted cash and cash equivalents	371	351
Total cash, restricted cash, and cash equivalents	$1,171	$1,136

December 31, 2025
Cash and cash equivalents	$3,641	$3,641
Restricted cash and cash equivalents	107	79
Total cash, restricted cash, and cash equivalents	$3,748	$3,720

March 31, 2025
Cash and cash equivalents	$1,846	$1,836
Restricted cash and cash equivalents	96	86
Total cash, restricted cash, and cash equivalents	$1,942	$1,922
For additional information on restricted cash, see Note 1 — Basis of Presentation of our 2025 Form 10-K. Calpine's restricted cash balances, included in our balances as of March 31, 2026, align with our current policy or represent other agreements that require us to establish and maintain segregated cash accounts, the use of which is restricted, making these cash funds unavailable for general use.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, unless otherwise noted)

Note 18 — Supplemental Financial Information
Supplemental Balance Sheet Information
The following tables provides additional information about material items recorded in the Consolidated Balance Sheets.

Inventories, net	March 31, 2026	December 31, 2025
Materials and supplies	$2,200	$1,485
Natural gas, oil, and emission allowances	382	251
Total	$2,582	$1,736

	CEG Parent		Constellation
Accounts payable and accrued expenses	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Accounts payable	$2,708	$2,813	$2,697	$2,801
Compensation-related accruals(a)	557	920	445	672
Taxes accrued(b)	484	246	483	245
Other accrued expenses	700	315	699	315
Total	$4,449	$4,294	$4,324	$4,033
__________
(a)Primarily includes accrued payroll, bonuses and other incentives, vacation, and benefits.
(b)Includes $375 million as of December 31, 2025, related to nuclear PTC that was used to offset the current tax liability. No credits were utilized in the first quarter of 2026. See Note 6 — Government Assistance for additional information on the nuclear PTC.
The following table provides additional information about investments included in Other deferred debits and other assets in the Consolidated Balance Sheets.

Investments	March 31, 2026	December 31, 2025
Equity method investments	$26	$3
Other investments:
Employee benefit trusts and investments(a)	110	112
Equity investments with readily determinable fair values(b)	64	82
Equity investments without readily determinable fair values	113	109
Other available for sale debt security investments	1	1
Total	$314	$307
__________
(a)Debt and equity security investments are recorded at fair market value.
(b)Does not include the equity investments with readily determinable fair values that are recorded in Other current assets in the Consolidated Balance Sheets. See Note 14 — Fair Value of Financial Assets and Liabilities for additional information on investments in equities.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except per share data, unless otherwise noted)
Executive Overview
Constellation Energy Corporation, a Fortune 200 company headquartered in Baltimore, is the largest private-sector power producer in the world and the nation’s largest producer of clean and reliable energy. With 55 gigawatts of capacity from nuclear, natural gas, oil, geothermal, hydro, wind and solar facilities, our fleet has the generating capacity to power the equivalent of 27 million homes, providing about 10% of the nation’s clean energy and delivering the around-the-clock reliability needed to power America’s growing economy. We are also the largest nuclear energy company in the U.S. and a leading competitive retail supplier, serving approximately 2.5 million customer accounts nationwide, including 80% of the Fortune 100. We are committed to investing in innovation and new technologies to drive the transition to a reliable, sustainable and secure energy future.

Significant Transactions and Developments
Acquisition of Calpine Corporation
On January 7, 2026, we acquired 100% of the outstanding equity of Calpine for a purchase price of approximately $21.8 billion. The merger consideration consisted of 50 million newly issued shares of our common stock, no par value, and approximately $4.5 billion in cash on hand. After considering divestitures connected with certain regulatory approvals, Calpine owns and operates a generation fleet of predominantly natural gas, geothermal, battery storage, and solar assets with approximately 23 GWs of generation capacity, in addition to a competitive retail electric supplier platform serving approximately 62 TWhs of load annually.
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
In March 2026, we entered into an agreement with LS Power Equity Advisors, LLC to sell five natural gas-fired generating facilities with approximately 4.4 GWs of capacity from Calpine's portfolio of generation assets located in PJM to satisfy regulatory commitments related to our acquisition of Calpine. The transaction is valued at $5.0 billion before closing adjustments and remains subject to customary closing conditions, including receipt of applicable regulatory approvals. Completion of this transaction, together with the planned divestiture of an additional ERCOT facility, is expected to satisfy the remaining regulatory commitments related to the merger.
See Note 2 — Mergers, Acquisitions, and Dispositions and Note 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
New Data Center Facility at Freestone Energy Center
In the first quarter of 2026, we signed a new 380 MW agreement with Dallas-based CyrusOne, a leading global data center developer and operator, to connect and serve a new data center adjacent to the Freestone Energy Center, in Freestone County, Texas. The agreement provides CyrusOne with access to power, grid connectivity and site infrastructure needed to support development of the new facility, while ensuring electricity continues to flow to the regional grid and ensuring reliability for all customers and communities. Calpine has also entered into an exclusive agreement to provide power, grid connectivity and site infrastructure for Phase 2, which will be an additional 380 MWs. These agreements are in addition to the 400 MW agreements announced in the second half of last year between Calpine and CyrusOne for the Thad Hill Energy Center in Bosque County, Texas.
Pastoria Solar Project
In April 2026, we celebrated the commissioning of the 105 MW Pastoria Solar Project, the largest renewable energy project contracted by the California Department of Water Resources to date in its mission to fully decarbonize its operations by 2035. The Pastoria Solar Project connects to the grid through the interconnection facilities at our highly efficient 750 MW natural gas-fired combined-cycle generating facility. Also, co-located with the Pastoria Solar Project is the Pastoria Power Bank, a 80 MW/320 MWh Battery Energy Storage System, which will be coming online during the spring/summer of 2026. The Pastoria Power Bank is contracted and supported by a 15-year power purchase agreement with Pacific Gas and Electric Company.
Pin Oak Creek Energy Center
In April 2026, our Pin Oak Creek Energy Center achieved commercial operation. Pin Oak Creek is a 460-megawatt, state-of-the-art natural gas facility designed to provide reliable, dispatchable power to the ERCOT grid. As a peaking facility, it is built to operate when demand is highest and reliability matters most, while also maintaining the flexibility to run longer if system conditions require it. The project is a direct response to Texas’ continued growth and increasing electricity demand across homes, businesses, and industry. Pin Oak Creek will play a critical role in strengthening grid reliability and supporting the state’s economic momentum.

Other Key Business Drivers
PJM Market Reform
In January 2026, the National Energy Dominance Council, with support from Governors within the PJM territory, urged PJM to file proposed tariff revisions at FERC to improve reliability and cost-effectiveness within its capacity auctions. During the first quarter of 2026, PJM began stakeholder discussions and preparatory work in response to this directive, including evaluation of a potential reliability backstop mechanism, enhancements to large load forecasting methodologies, and actions to accelerate generator interconnection studies. In February 2026, PJM filed tariff revisions proposing to extend the existing RPM capacity market price collar—consisting of a price cap of approximately $325/MW‑day and a price floor of approximately $175/MW‑day—for the 2028/2029 and 2029/2030 Base Residual Auctions. In an order issued by FERC in April 2026, FERC accepted PJM’s tariff revisions, allowing the continued application of the price collar for the specified delivery years. The Commission found the filing sufficiently justified to proceed, citing ongoing reliability concerns and extraordinary demand growth, including data center load expansion, and anticipated market reforms.
FERC Issues Order in PJM Show Cause Proceeding
In December 2025, FERC issued a draft order finding PJM's tariff unjust and unreasonable as it relates to colocated load, citing lack of sufficient clarity and consistency regarding rates, terms, and conditions of service for interconnection customers serving co-located load. The draft order also found that behind-the-meter generation rules in PJM's current tariff are no longer appropriate. PJM's current tariff requires that all co-located load be served through the PJM transmission system and that any planned modifications to generating facilities would require reliability studies and be subject to PJM's approval. FERC is now directing PJM to revise its tariff to: a) detail the terms and conditions for interconnection customers serving co-located load, b) require transmission customers serving co-located load to choose from four specific service options, and c) revise behind-the-meter generation rules, including the development of a transition period and grandfather clause for certain existing contracts. Through the date of this filing, PJM had not filed its final compliance tariff revisions, and the ultimate form and timing of these changes remain subject to further stakeholder processes and FERC review.
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

Environmental Regulation
California Assembly Bill 32, as amended by Senate Bill 32 in 2016, directed the California Air Resources Board (CARB) to adopt regulations to achieve the maximum technologically feasible and cost-effective reductions in GHG emissions, targeting statewide GHG emissions at 1990 levels by 2020 and to at least 40% below 1990 levels by 2030. The California Climate Crisis Act was enacted in 2022 and further establishes the state's policy to achieve net zero GHG emissions as soon as possible, but no later than 2045, and to reduce statewide anthropogenic GHG emissions to 85% below 1990 levels by 2045. To achieve these targets, CARB has promulgated complementary regulatory measures, including the Cap-and-Trade Program and Mandatory Greenhouse Gas Emissions Reporting Regulation. Covered entities, such as our power plants, must surrender compliance instruments, which include both allowances and offset credits, in an amount equivalent to their GHG emissions. Assembly Bill 398, enacted in 2017, authorized the extension of the Cap-and-Trade Program through 2030 and required several changes to the program, including establishing a price ceiling and other price mitigative mechanisms and limiting the amount of offsets allowed to comply with the regulation. In September 2025, California Governor Gavin Newsom signed AB 1207 and SB 840 into law, extending the state’s Cap-and-Trade Program through January 1, 2046, and renaming it the “Cap and Invest" Program.
In September 2021, Illinois Governor JB Pritzker signed into law the Climate and Equitable Jobs Act, which, among other things, establishes a schedule for eliminating CO2 emissions by EGUs. Under that schedule, privately owned natural gas units that exceed an established level of NOx or SO2 emissions and are located within three miles of an environmental justice community, or an equity investment-eligible community must permanently eliminate CO2 and co-pollutant emissions by January 1, 2030, subject to certain reliability exceptions. Unless relief from the requirements is provided this could require our natural gas generation facility Zion Energy Center, acquired as part of Calpine, to shut down by January 2030.
See ITEM 1. BUSINESS, Environmental Matters and Regulation of our 2025 Form 10-K for additional information on environmental legislation and regulation we are subject to.
Critical Accounting Policies and Estimates
Management makes a number of significant estimates, assumptions, and judgments in the preparation of our financial statements. At March 31, 2026, our critical accounting policies and estimates had not changed significantly from December 31, 2025. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates of our 2025 Form 10-K for further information.
Financial Results of Operations
GAAP Results of Operations. The following table sets forth our consolidated GAAP Net Income (Loss) Attributable to Common Shareholders for the three months ended March 31, 2026 compared to the same period in 2025. For additional information regarding the financial results for the three months ended March 31, 2026 and 2025, see the discussions of Results of Operations below.

	Three Months Ended March 31,		$ Change
	2026	2025
GAAP Net Income (Loss) Attributable to Common Shareholders	$1,590	$118	$1,472
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
Unless otherwise noted, the income tax impact of each reconciling adjustment between GAAP Net Income (Loss) Attributable to Common Shareholders and Adjusted (non-GAAP) Operating Earnings is based on the marginal statutory federal and state income tax rates, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part, which may result in an effective tax rate that differs from the marginal rate. The marginal statutory income tax rate was 25.5% for the three months ended March 31, 2026 and 2025. The following table provides a reconciliation between GAAP Net Income (Loss) Attributable to Common Shareholders and Adjusted (non-GAAP) Operating Earnings for the three months ended March 31, 2026 compared to the same period in 2025.

	Three Months Ended March 31,
	2026		2025
(In millions, except per share data)		Earnings Per Share(a)		Earnings Per Share(a)
GAAP Net Income (Loss) Attributable to Common Shareholders	$1,590	$4.49	$118	$0.38
Unrealized (Gain) Loss on Fair Value Adjustments (net of taxes of $247 and $169, respectively)(b)	(721)	(2.03)	505	1.61
Decommissioning-Related Activities (net of taxes of $79 and $31, respectively)(c)	(174)	(0.49)	19	0.06
Amortization of Acquired Commodity Contracts (net of taxes of $53 and $—, respectively)(d)	154	0.44	—	—
Calpine Merger and Integration Costs (net of taxes of $22 and $4, respectively)(e)	119	0.34	13	0.04
Plant Retirements and Divestitures (net of taxes of $— and $4, respectively)	—	—	11	0.03
Pension & OPEB Non-Service (Credits) Costs (net of taxes of $7 and $3, respectively)	20	0.06	9	0.03
Income Tax-Related Adjustments	(13)	(0.04)	—	—
Noncontrolling Interests(f)	(3)	(0.01)	(2)	(0.01)
Adjusted (non-GAAP) Operating Earnings	$972	$2.74	$673	$2.14
__________
(a)Amounts may not sum due to rounding. Earnings per share amount is based on average diluted common shares outstanding of 354 million and 314 million for the three months ended March 31, 2026 and 2025, respectively.
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
(d)In 2026, reflects the non-cash impacts of the amortization of certain commodity contracts recorded at fair value associated with the Calpine acquisition.
(e)Reflects costs associated with the completion of the Calpine merger and subsequent integration of its operations. Certain of these transaction-related expenses are not tax deductible.
(f)Represents elimination of the noncontrolling interest portion of certain adjustments included above.

Results of Operations

	Three Months Ended March 31,		$ Change
	2026	2025
Operating revenues	$11,122	$6,788	$4,334
Operating expenses
Purchased power and fuel	6,352	4,384	1,968
Operating and maintenance	1,780	1,545	235
Depreciation and amortization	443	248	195
Taxes other than income taxes	229	160	69
Total operating expenses	8,804	6,337	2,467
Gain (loss) on sales of assets	14	—	14
Operating income (loss)	2,332	451	1,881
Other income and (deductions)
Interest expense, net	(253)	(146)	(107)
Other, net	46	(154)	200
Total other income and (deductions)	(207)	(300)	93
Income (loss) before income taxes	2,125	151	1,974
Income tax (benefit) expense	530	22	508
Equity in income (losses) of unconsolidated affiliates	8	—	8
Net income (loss)	1,603	129	1,474
Net income (loss) attributable to noncontrolling interests	13	11	2
Net income (loss) attributable to common shareholders	$1,590	$118	$1,472
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025. The variance in Net income (loss) attributable to common shareholders was favorable by $1,472 million primarily due to:
•Addition of Calpine operations acquired in January 2026, inclusive of the impacts of purchase accounting. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information;
•Favorable net unrealized gains on economic hedges;
•Favorable decommissioning-related activities primarily driven by the Q1 2026 nuclear ARO update. See Note 9 — Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements for additional information;
•Lower net unrealized loss on equity investments; and
•Favorable net market and portfolio conditions primarily driven by higher capacity revenues partially offset by higher costs related to a significant weather event in the first quarter of 2026 and lower CMC program revenue.
The favorable items were partially offset by:
•Unfavorable impacts from nuclear outages.

Operating revenues. Our six reportable segments are Mid-Atlantic, Midwest, New York, ERCOT, Other Power Regions, and Calpine. See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for additional information on these reportable segments.
With the exception of Calpine's natural gas sales, which are included in the Calpine segment, wholesale and retail sales of natural gas, as well as sales of other energy-related products and sustainable solutions and other miscellaneous business activities that are not significant to overall results of operations are reported under Other and not allocated to a segment.
For the three months ended March 31, 2026 compared to 2025, Operating revenues were as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Mid-Atlantic	$1,847	$1,665	$182	10.9%
Midwest	1,732	1,404	328	23.4%
New York	569	562	7	1.2%
ERCOT	370	398	(28)	(7.0)%
Other Power Regions	1,487	1,556	(69)	(4.4)%
Calpine	2,395	—	2,395	100.0%
Total reportable segment revenues	8,400	5,585	2,815	50.4%
Other	1,407	1,490	(83)	(5.6)%
Unrealized gains (losses)(a)	1,315	(287)	1,602
Total Operating revenues	$11,122	$6,788	$4,334	63.8%
__________
(a)% Change in unrealized gains (losses) is not a meaningful measure.

Sales and Supply Sources. Our sales and supply volumes (GWhs) by segment are summarized below:

	Three Months Ended March 31,
(GWhs)	2026	2025	Change	% Change
Nuclear Generation(a)
Mid-Atlantic	13,326	13,177	149	1.1%
Midwest	22,974	23,596	(622)	(2.6)%
New York	6,014	6,280	(266)	(4.2)%
ERCOT	2,352	2,529	(177)	(7.0)%
Total Nuclear Generation	44,666	45,582	(916)	(2.0)%

Natural Gas, Oil, and Renewables(a)
Mid-Atlantic	740	632	108	17.1%
Midwest	344	385	(41)	(10.6)%
ERCOT	2,738	3,084	(346)	(11.2)%
Other Power Regions	1,742	1,804	(62)	(3.4)%
Calpine	26,497	—	26,497	100.0%
Total Natural Gas, Oil, and Renewables	32,061	5,905	26,156	442.9%

Purchased Power
Mid-Atlantic	4,094	4,794	(700)	(14.6)%
Midwest	417	488	(71)	(14.5)%
ERCOT	686	659	27	4.1%
Other Power Regions	9,317	10,994	(1,677)	(15.3)%
Calpine	2,089	—	2,089	100.0%
Total Purchased Power	16,603	16,935	(332)	(2.0)%

Total Supply/Sales by Segment
Mid-Atlantic	18,160	18,603	(443)	(2.4)%
Midwest	23,735	24,469	(734)	(3.0)%
New York	6,014	6,280	(266)	(4.2)%
ERCOT	5,776	6,272	(496)	(7.9)%
Other Power Regions	11,059	12,798	(1,739)	(13.6)%
Calpine	28,586	—	28,586	100.0%
Total Supply/Sales by Segment	93,330	68,422	24,908	36.4%
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

	Three Months Ended March 31,
	2026	2025
Nuclear fleet capacity factor	92.3%	94.1%
Refueling outage days	99	88
Non-refueling outage days	—	—
Equivalent Forced Outage Factor (Natural Gas, Oil, and Pumped-storage Hydro). As a result of our expanded fleet following the acquisition of Calpine in January 2026, we now consider EFOF to be a key operational metric beginning in 2026. EFOF represents the percentage for which a generating unit is not available due to forced outages and forced deratings in a given period. We consider to be a useful measure in analyzing the reliability and performance of our natural gas, oil, and pumped-storage hydro fleet. The EFOF for the three months ended March 31, 2026 is 4.5%. This operational metric is being included as a complement to the financial information provided in accordance with GAAP. However, as an operational metric, it may not be calculated or presented in a manner comparable to similar metrics used by other companies.
Electricity Prices. As a producer and supplier of electricity, the price of electricity has a significant impact on our operating revenues and purchased power cost. We report the sale and purchase of electricity in the spot market on a net hourly basis in either Operating revenues or Purchased power and fuel expense based on our net hourly position. We assess the net position by ISO/RTO across segments and, where applicable, by segment within the ISO/RTO. The price of electricity is impacted by several variables, including but not limited to, the price of fuels, generation resources in the geographic region, weather, ongoing competition, emerging technologies, as well as macroeconomic and regulatory factors. The following table presents an average day-ahead around-the-clock reference price ($/MWh) for the periods presented for zones/hubs in each ISO/RTO where we have significant activity. This does not reflect prices we ultimately realized.

	Three Months Ended March 31,
ISO/RTO	2026	2025	$ Change	% Change
PJM - PJM West	$97.16	$53.69	$43.47	81.0%
PJM - ComEd	50.71	35.31	15.40	43.6%
NYISO - Central	112.23	75.31	36.92	49.0%
ERCOT - North	40.65	31.39	9.26	29.5%
ERCOT - Houston	38.55	31.73	6.82	21.5%
ISO-NE - Southeast Massachusetts	118.82	104.75	14.07	13.4%
CAISO - NP15	29.01	40.96	(11.95)	(29.2)%

Capacity Prices. We participate in capacity auctions in each ISO/RTO where we have qualifying generating assets. We also incur capacity costs associated with load served, which are factored into customer sales prices. Capacity prices have a material impact on our operating revenues and purchased power and fuel expense. We report capacity on a net monthly basis in either Operating revenues or Purchased power and fuel expense. We assess the net position by ISO/RTO across segments and, where applicable, by segment within the ISO/RTO. The following table presents the average capacity prices ($/MW Day) for each ISO/RTO in which we have significant activity. Prices reflect the weighted average prices for the various auction periods within the three months ended March 31, 2026 and 2025.
We also enter into bilateral capacity contracts at negotiated contract prices. These contracts primarily relate to resource adequacy in CAISO and have a material impact on our operating revenues. Negotiated contract prices from these bilateral contracts are not included in the table below.

	Three Months Ended March 31,
ISO/RTO	2026	2025	$ Change	% Change
PJM - Eastern Mid-Atlantic Area Council	$269.92	$53.60	$216.32	403.6%
PJM - ComEd	269.92	28.92	241.00	833.3%
NYISO - Rest of State	112.33	86.33	26.00	30.1%
ISO-NE - Rest of Pool(a)	84.37	82.57	1.80	2.2%
__________
(a)We did not have significant activity at this zone for the three months ended March 31, 2025.
ZEC Prices. We are compensated through state programs for the emissions-free attributes of our nuclear generation. The following table includes the average ZEC reference prices ($/MWh) for each state and associated segment in which state programs have been enacted. Gross prices reflect the weighted average price for the various delivery periods within the three months ended March 31, 2026 and 2025 and may not necessarily reflect prices we ultimately realize as a result of interaction with the nuclear PTC discussed below.

	Three Months Ended March 31,
State (Segment)(a)	2026	2025	$ Change	% Change
New Jersey (Mid-Atlantic)(b)	$—	$10.00	$(10.00)	(100.0)%
Illinois (Midwest)	1.17	9.38	(8.21)	(87.5)%
New York (New York)	14.76	18.27	(3.51)	(19.2)%
__________
(a)See ITEM 1. BUSINESS, Environmental Matters and Regulation of our 2025 Form 10-K for additional information on the plants receiving payments through state programs.
(b)The New Jersey ZEC program concluded in May 2025.
Illinois CMC Price. The price received (paid) for each CMC is determined by the IPA monthly by subtracting energy and capacity index prices from the bid price, which resulted in $33.43 per MWh for the period June 2024 through May 2025 and $33.50 per MWh for the period June 2025 through May 2026. If the monthly CMC price per MWh calculation results in a net positive value, ComEd will multiply that value by the delivered quantity and pay the total to us. If the CMC price per MWh calculation results in a net negative value, we will multiply this value by the delivered quantity and pay the net value to ComEd. The average CMC prices per MWh were ($26.18) and ($2.04) for the three months ended March 31, 2026 and 2025, respectively. The average CMC prices may not necessarily reflect prices we ultimately realize as a result of interaction with the nuclear PTC discussed below.
Nuclear PTC. Beginning in 2024, our nuclear units are eligible for a PTC extending through 2032. The nuclear PTC provides a transferable credit up to $15 per MWh and is subject to phase-out when annual gross receipts are between $26.00 per MWh and $44.75 per MWh for 2025. We expect the inflation factor for 2026 to be published in the second or third quarter of 2026. Both the amount of the PTC and the gross receipts thresholds adjust for inflation annually through the duration of the program based on the GDP price deflator for the preceding calendar year.

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
The following table summarizes the impacts to Operating revenues related to the benefits of nuclear PTC and state-sponsored programs subject to refund or pass through as described above for the three months ended March 31, 2026 compared to 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Nuclear PTC revenue(a)	$10	$—	$10	100.0%
State-sponsored programs net revenue(b)	(285)	110	(395)	(359.1)%
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
For the three months ended March 31, 2026 compared to 2025, changes in Operating revenues by segment were approximately as follows:

	Three Months Ended March 31
	$ Change	% Change	Description
Mid-Atlantic	$182	10.9%
• favorable retail load revenue of $315 primarily due to higher contracted energy prices
• favorable wholesale load revenue of $100 primarily due to higher contracted energy prices, partially offset by lower load volumes; partially offset by
• unfavorable realized economic hedges of $215 due to settled prices relative to hedged prices

Midwest	328	23.4%
• favorable net generation and wholesale load revenue of $370 primarily due to higher energy prices and higher load volumes, partially offset by lower generation volumes
• favorable retail load revenue of $210 primarily due to higher contracted energy prices
• favorable net capacity revenue of $90 primarily due to higher prices; partially offset by
• unfavorable CMC program revenue of $350 primarily due to higher energy and capacity prices

New York	7	1.2%
• favorable net generation revenue of $100 associated with the sale of generation volumes relative to purchased power to supply load primarily due to higher energy prices; partially offset by
• unfavorable realized economic hedges of $95 due to settled prices relative to hedged prices

ERCOT	(28)	(7.0)%	• no individually significant drivers
Other Power Regions	(69)	(4.4)%	• unfavorable wholesale load revenue of $125 primarily due to lower load volumes in New England
Calpine	2,395	100.0%	• represents the operating revenues associated with our Calpine segment since the date of acquisition

	Three Months Ended March 31
	$ Change	% Change	Description
Other	(83)	(5.6)%
• current year includes unfavorable amortization associated with certain commodity contracts related to the Calpine acquisition of $215; partially offset by
• favorable retail gas revenue of $165 primarily due to higher gas prices

Unrealized gains or losses(a)(b)	1,602		• gains on economic hedging activities of $1,315 in 2026 compared to losses of $287 in 2025, inclusive of Calpine
Total	$4,334	63.8%
__________
(a)% Change in unrealized gains or losses is not a meaningful measure.
(b)See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on unrealized gains and losses.
Purchased power and fuel. See Operating revenues above for discussion of our reportable segments and hedging strategies and for supplemental statistical data, including sales and supply sources by segment, nuclear fleet capacity factor, EFOF, capacity prices, and electricity prices.
With the exception of Calpine's natural gas activity, which is included in the Calpine segment, wholesale and retail natural gas activity, as well as other miscellaneous business activities that are not significant to overall results of operations are reported under Other and are not allocated to a segment.
For the three months ended March 31, 2026 compared to 2025, Purchased power and fuel expense were as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Mid-Atlantic	$1,035	$856	$179	20.9%
Midwest	878	554	324	58.5%
New York	160	161	(1)	(0.6)%
ERCOT	161	184	(23)	(12.5)%
Other Power Regions	1,220	1,362	(142)	(10.4)%
Calpine	1,269	—	1,269	100.0%
Total segment purchased power and fuel	4,723	3,117	1,606	51.5%
Other	1,375	1,233	142	11.5%
Unrealized losses (gains)(a)	254	34	220
Total purchased power and fuel	$6,352	$4,384	$1,968	44.9%
__________
(a)% Change in unrealized losses (gains) is not a meaningful measure.

Natural Gas Prices. As an owner-operator of a large fleet of natural gas generation facilities, the cost of our natural gas supply has a significant impact on our Purchased power and fuel expense. The following table summarizes the average daily reference price ($/MMBtu) for the periods presented in each geographic region where we have significant activity. This does not reflect prices we ultimately realized.

	Three Months Ended March 31,
Location	2026	2025	$ Change	% Change
Henry Hub	$4.90	$4.28	$0.62	14.5%
Transco Zone 6(a)	9.48	6.06	3.42	56.4%
Houston Ship Channel(b)	3.26	3.46	(0.20)	(5.8)%
PG&E Citygate(c)	2.07	3.71	(1.64)	(44.2)%
Algonquin Citygate(d)	14.08	11.83	2.25	19.0%
__________
(a)Transcontinental Gas pipeline located in Mid-Atlantic region.
(b)Houston-area pipeline and industrial network located in ERCOT region.
(c)Pacific Gas & Electric Company virtual trading point located in West region.
(d)Algonquin Gas Transmission physical delivery point located in New England region.
For the three months ended March 31, 2026 compared to 2025, changes in Purchased power and fuel expense by segment were approximately as follows:

	Three Months Ended March 31
	$ Change	% Change	Description
Mid-Atlantic	$179	20.9%
• unfavorable $350 associated with purchased power to supply load, net of generation, primarily due to higher energy prices, higher prices associated with net capacity costs, and higher costs related to a significant weather event in January 2026; partially offset by
• favorable realized economic hedges of $190 due to settled prices relative to hedged prices

Midwest	324	58.5%	• unfavorable $310 associated with purchased power to supply load, net of generation, primarily due to higher costs related to a significant weather event in January 2026
New York	(1)	(0.6)%	• no individually significant drivers
ERCOT	(23)	(12.5)%	• no individually significant drivers
Other Power Regions	(142)	(10.4)%	• favorable $80 associated with purchased power to supply load primarily due to lower energy prices in the West
Calpine	1,269	100.0%	• represents the purchased power and fuel associated with our Calpine segment since the date of acquisition
Other	142	11.5%	• unfavorable net wholesale gas purchases, inclusive of realized economic hedges, of $175 primarily due to higher gas prices
Unrealized gains or losses(a)(b)	220		• losses on economic hedging activities of $254 in 2026 compared to losses of $34 in 2025, inclusive of Calpine
Total	$1,968	44.9%
__________
(a)% Change in unrealized gains or losses is not a meaningful measure.
(b)See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on unrealized gains and losses.

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31
2026 vs. 2025
Increase (Decrease)
Labor, contracting, and materials(a)	$175
Calpine merger and integration costs	126
Nuclear refueling outage costs(b)	51
Decommissioning-related activities	(272)
Other	155
Total increase	$235
__________
(a)Primarily reflects increased employee-related costs, including labor and other incentives, as well as higher contracting expense, driven in large part by the addition of Calpine's operations beginning in January 2026.
(b)Includes the co-owned Salem and STP generating units
Depreciation and amortization expense increased by $195 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to the additional depreciation and amortization associated with assets acquired from Calpine beginning in January 2026. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.
Interest expense, net increased by $107 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to a net increase in outstanding debt as a result of the debt assumed and related financing transactions following the acquisition of Calpine in January 2026. See Note 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
Other, net was favorable for the three months ended March 31, 2026 compared to the same period in 2025, due to activity described in the table below:

	Income (Deductions)
	Three Months Ended March 31,
	2026	2025
Decommissioning-related activities(a)	$59	$94
Net unrealized gains (losses) from equity investments(b)	(27)	(268)
Other	14	20
Other, net	$46	$(154)
__________
(a)Includes net realized and net unrealized gains (losses) on NDT fund investments, the elimination of decommissioning-related activities, and the elimination of income taxes related to all NDT fund activity for the Regulatory Agreement Units. See Note 9 — Asset Retirement Obligations and Note 18 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements for additional information.
(b)Includes unrealized gains (losses) resulting from an equity investment in a publicly traded company. We record the fair value of this investment in Other deferred debits and other assets in the Consolidated Balance Sheets based on quoted market price of the stock.
Effective income tax rates were 24.9% and 14.6% for the three months ended March 31, 2026 and 2025, respectively. The change in effective tax rate for 2026 is primarily due to the decrease in share-based payment awards as well as lower qualified NDT fund income which is taxed at a higher rate. See Note 10 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
All results included throughout the liquidity and capital resources section are presented on a GAAP basis.
Our operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. Our business is capital intensive and requires considerable capital resources. We annually evaluate our financing plan and credit line sizing, focusing on maintaining our investment grade ratings while meeting our cash needs to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension and OPEB obligations, and invest in new and existing ventures, such as our acquisition of Calpine and planned restart of Crane. A broad spectrum of financing alternatives beyond the core financing options can be used to meet our needs and fund growth, including monetizing assets in the portfolio via project financing, asset sales, and the use of other financing structures (e.g., issuing equity, joint ventures, minority partners, etc.). Our access to external financing on reasonable terms depends on our credit ratings and current overall capital market business conditions. If these conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to credit facilities with aggregate bank commitments of $15.1 billion. We utilize our credit facilities to support our commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See the “Credit Matters and Cash Requirements” section below for additional information. We expect cash flows to be sufficient to meet operating expenses, financing costs, and capital expenditure requirements. See Note 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
Cash Flow Activities
The following table summarizes our cash flow activities for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025	$ Change
Cash, restricted cash, and cash equivalents at beginning of period	$3,748	$3,129	$619
Net cash provided by (used in):
Operating activities	425	107	318
Investing activities	(3,732)	(886)	(2,846)
Financing activities	730	(408)	1,138
Net increase (decrease) in cash, restricted cash, and cash equivalents	(2,577)	(1,187)	(1,390)
Cash, restricted cash, and cash equivalents at end of period	$1,171	$1,942	$(771)
Net Cash Provided By (Used In) Operating Activities
Cash provided by operating activities was $425 million and $107 million for the three months ended March 31, 2026 and 2025, respectively. Changes in our cash flows from operations were generally consistent with changes in results of operations, as adjusted for changes in working capital in the normal course of business. Additionally, the increase in cash provided by operating activities was due to cash inflows associated with a decrease in collateral posted. See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Net Cash Provided By (Used In) Investing Activities
Cash used in investing activities was ($3,732) million and ($886) million for the three months ended March 31, 2026 and 2025, respectively. The change is primarily related to cash paid, net of cash acquired, for the Calpine acquisition. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.

Net Cash Provided By (Used In) Financing Activities
Cash provided by financing activities was $730 million for the three months ended March 31, 2026, compared to cash used in financing activities of ($408) million for the three months ended March 31, 2025. The change primarily relates to long-term debt and changes in short-term borrowings. Debt issuances and redemptions or repayments vary each year. For the three months ended March 31, 2026, these activities reflect the impact of debt transactions associated with the acquisition of Calpine. See Note 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
Quarterly dividends declared by our Board of Directors during 2026 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share
First Quarter of 2026	February 20, 2026	March 9, 2026	March 20, 2026	$0.4265
Second Quarter of 2026	April 28, 2026	May 15, 2026	June 5, 2026	0.4265
Credit Matters and Cash Requirements
We fund liquidity needs for capital expenditures, working capital, energy hedging and other financial commitments through cash flows from operations, public debt offerings, commercial paper markets and large, diversified credit facilities. As of March 31, 2026, we have access to facilities with aggregate bank commitments of $15.1 billion. See Note 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
We had access to the commercial paper markets and had availability under our revolving credit facilities during the first quarter of 2026 to fund our short-term liquidity needs, when necessary. We routinely review the sufficiency of our liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. We closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I, ITEM 1A. RISK FACTORS of our 2025 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
We believe our cash flow from operating activities, access to credit markets and our credit facilities provide sufficient liquidity to support the estimated future cash requirements discussed below.
Security Ratings
Our access to the capital markets, including the commercial paper market, and our financing costs in those markets, may depend on our securities ratings. A loss of investment grade credit rating would have required a three-notch downgrade by S&P or Moody's from their current levels as of March 31, 2026 of BBB+ and Baa1, to BB+ and Ba1 or below, respectively. As of March 31, 2026, we had $6.7 billion of available capacity under our credit facilities and $0.8 billion of cash on hand. In the event of a credit downgrade below investment grade and a resulting requirement to provide incremental collateral exceeding available capacity under our credit facilities and cash on hand, we would be required to access additional liquidity through the capital markets. Our borrowings are not subject to default or prepayment as a result of a downgrade of our securities, although such a downgrade could increase fees and interest charges under our credit agreements. Our credit ratings were affirmed by Moody’s and S&P in January 2026 following the completion of the acquisition of Calpine.
If we had lost our investment grade credit ratings as of March 31, 2026, we would have been required to provide incremental collateral estimated to be approximately $3.0 billion to meet collateral obligations for derivatives, non-derivatives, NPNS, and applicable payables and receivables, net of the contractual right of offset under master netting agreements.
See Note 12 — Derivative Financial Instruments and Note 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.

Pension and Other Postretirement Benefits
We consider various factors when making qualified pension funding decisions, including actuarially-determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act, and management of the pension obligation. The Pension Protection Act requires the attainment of certain funding levels to avoid benefit restrictions (such as an inability to pay lump sums or to accrue benefits prospectively) and at-risk status (which triggers higher minimum contribution requirements and participant notification). The contributions below reflect a funding strategy to make annual contributions to offset the growth of the liability. Based on this funding strategy and current market conditions, which are both subject to change, our annual qualified pension contribution was made in February 2026 for $161 million. Unlike the qualified pension plans, our non-qualified plans are not subject to statutory minimum contribution requirements.
OPEB plans are also not subject to statutory minimum contribution requirements, though we have funded a portion of our plans. Annually, we evaluate whether additional funding for those plans is needed. For our funded OPEB plans, we consider several factors in determining the level of our contributions, including liabilities management and levels of benefit claims paid. The estimated benefit payments to the non-qualified pension plans in 2026 are approximately $25 million and the planned contributions to the OPEB plans, including estimated benefit payments to unfunded plans, are $64 million. Expected contributions in 2026 or future years could be affected by adjustments in our pension and OPEB funding strategy, market conditions, or pension regulation changes. Refer to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources of our 2025 Form 10-K for additional information on pension and other postretirement benefits.
Cash Requirements for Other Financial Commitments
In connection with the acquisition of Calpine in January 2026, we assumed approximately $3 billion of projected cash payments under existing financial commitments with fixed or minimum payments required. These commitments exclude future cash payments for debt service on assumed debt as much of the debt was refinanced or paid off following the acquisition. See Note 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. Other than as described above and elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to the cash requirements from contractual and other obligations disclosed in our 2025 Annual Report on Form 10-K. Refer to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources of our 2025 Form 10-K for additional information on our cash requirements for financial commitments.
Accounts Receivable Facilities
We have an accounts receivable financing facility that provides us access to revolving loans from a number of financial institutions secured by certain accounts receivables. As a result of our acquisition of Calpine in January 2026, we assumed Calpine's accounts receivable sales program which allows for the sale of certain Calpine receivables at a nominal discount. See Note 7 — Accounts Receivable and Note 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
Project Financing
Project financing is based upon a financial structure in which project debt is paid back from the cash generated by a specific asset or portfolio of assets. Borrowings under these agreements are secured by the assets and equity of each respective project. If a project financing entity does not maintain compliance with its specific debt covenants, there could be a requirement to accelerate repayment of the associated debt or other project-related borrowings earlier than the stated maturity dates. In these instances, if such repayment were not satisfied, or restructured, the lenders or security holders would generally have rights to foreclose against the project-specific assets and related collateral. The potential requirement to repay the debt or other borrowings earlier than otherwise anticipated could lead to impairments due to a higher likelihood of disposing of the respective project-specific assets significantly before the end of their useful lives. As a result of our acquisition of Calpine in January 2026, we assumed various project financing arrangements. See Note 16 — Debt and Credit Agreements of our 2025 Form 10-K and Note 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on project finance credit facilities and nonrecourse debt.

Credit Facilities
We meet our short-term liquidity requirements primarily through the issuance of commercial paper. We may use our credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. We assumed various credit facilities as part of the acquisition of Calpine. See Note 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on our credit facilities.
NRC Minimum Funding Requirements
NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that sufficient funds will be available in certain minimum amounts for radiological decommissioning of the facility. These NRC minimum funding levels are typically based upon the assumption that decommissioning activities will commence after the end of the current licensed life of each unit. If a unit fails the NRC minimum funding test, then the plant’s owners or parent companies would be required to take steps, such as providing financial guarantees through surety bonds, letters of credit, or parent company guarantees or making additional cash contributions to the NDT fund to ensure sufficient funds are available. See Note 9 — Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements for additional information regarding the latest funding status report filed with the NRC.
As of March 31, 2026, the Crane NDT is fully funded under the SAFSTOR scenario that was the planned decommissioning option, as described in the Crane PSDAR filed with the NRC in April 2019. We will continue to file Crane's decommissioning funding status with the NRC annually until restart, at which point we will file decommissioning funding status reports in accordance with applicable NRC requirements. Additionally, as of March 31, 2026, we have adequate NDT funds for the remaining radiological decommissioning costs at Zion Station related to the Independent Spent Fuel Storage Installation. Decommissioning costs other than radiological may require funding from us. See Liquidity and Capital Resources — NRC Minimum Funding Requirements of our 2025 Form 10-K for information regarding the risk of additional financial assurance for shutdown units.
Properties
There have been no changes in the properties that were owned as of December 31, 2025 and disclosed within ITEM 2. PROPERTIES of our 2025 Form 10-K. The following table presents our interests in net electric generating capacity by station as of March 31, 2026, for those acquired from Calpine.

Station	Location	No. of Units	Percent Owned(a)	Primary Fuel Type	Primary Dispatch Type(b)	Net Generation Capacity (MWs)(c)
Calpine
Deer Park	Deer Park, TX	6		Gas	Intermediate	1,217
Bethlehem(d)	Bethlehem, PA	8		Gas	Intermediate	1,130
Hay Road(d)	Wilmington, DE	8		Gas	Intermediate	1,130
Guadalupe	New Braunfels, TX	6		Gas	Intermediate	1,040
Greenfield	Ontario, Canada	4		Gas	Intermediate	1,088
Baytown	Baytown, TX	4		Gas	Intermediate	896
Delta	Pittsburg, CA	4		Gas	Intermediate	882
Channel	Houston, TX	4		Gas	Intermediate	845
York 2(d)	Delta, PA	3		Gas	Intermediate	828
Morgan	Decatur, AL	4		Gas	Intermediate	807
Thad Hill	Clifton, TX	5		Gas	Intermediate	792
Pasadena	Pasadena, TX	5		Gas	Intermediate	781
Freestone	Fairfield, TX	6	75	Gas	Intermediate	776
Pastoria	Arvin, CA	5		Gas	Intermediate	759
Magic Valley	Edinburg, TX	3		Gas	Intermediate	712

Station	Location	No. of Units	Percent Owned(a)	Primary Fuel Type	Primary Dispatch Type(b)	Net Generation Capacity (MWs)(c)
Granite Ridge	Londonderry , NH	3		Gas	Intermediate	695
Hermiston	Hermiston, OR	3		Gas	Intermediate	635
Metcalf	Coyote, CA	3		Gas	Intermediate	625
Russell City	Hayward, CA	3		Gas	Intermediate	619
Jack A. Fusco(d)	Richmond, TX	3		Gas	Intermediate	609
Otay Mesa	San Diego, CA	3		Gas	Intermediate	608
Sutter	Yuba City, CA	3		Gas	Intermediate	578
Los Medanos	Pittsburg, CA	3		Gas	Intermediate	572
York 1(d)	Delta, PA	4		Gas	Intermediate	565
South Point	Mohave Valley, AZ	3		Gas	Intermediate	555
Westbrook	Westbrook, ME	3		Gas	Intermediate	552
Quail Run	Odessa, TX	6		Gas	Intermediate	550
Corpus Christi	Corpus Christi, TX	3		Gas	Intermediate	520
Texas City	Texas City, TX	4		Gas	Intermediate	453
Hidalgo	Edinburg, TX	3	78.5	Gas	Intermediate	395
Los Esteros	San Jose, CA	5		Gas	Intermediate	309
Pine Bluff	Pine Bluff, AR	2		Gas	Intermediate	215
Gilroy Cogeneration	Gilroy, CA	2		Gas	Intermediate	130
King City Cogeneration	King City, CA	2		Gas	Intermediate	120
Bethpage 3	Levittown, NY	2		Gas	Intermediate	80
Bethpage	Bethpage, NY	5		Gas	Intermediate	56
Stony Brook	Stony Brook, NY	1		Gas	Intermediate	47
Agnews	San Jose, CA	2		Gas	Intermediate	28
Zion	Zion, IL	3		Gas	Peaking	503
Cumberland	Milleville, NJ	2		Gas	Peaking	191
Gilroy	Gilroy, CA	3		Gas	Peaking	141
Sherman Avenue	Vineland, NJ	1		Gas	Peaking	92
Wolfskill	Fairfield, CA	1		Gas	Peaking	48
Bethpage Peaker	Bethpage, NY	1		Gas	Peaking	48
Yuba City	Yuba City, CA	1		Gas	Peaking	47
Feather River	Yuba City, CA	1		Gas	Peaking	47
Creed	Suisun City, CA	1		Gas	Peaking	47
Lambie	Suisun City, CA	1		Gas	Peaking	47
Goose Haven	Suisun City, CA	1		Gas	Peaking	47
Riverview	Antioch, CA	1		Gas	Peaking	47
King City Peaking	King City, CA	1		Gas	Peaking	44
Delaware City	New Castle, DE	1		Gas	Peaking	23
West	Wilmington, DE	3		Gas	Peaking	20
Fore River	Weymouth, MA	3		Oil/Gas	Intermediate	731
Edge Moor(d)	Wilmington, DE	3		Oil	Peaking	725
Christiana	Wilmington, DE	2		Oil	Peaking	53
Tasley	Accomac, VA	1		Oil	Peaking	33
Bayview	Cape Charles, VA	6		Oil	Peaking	12
Crisfield	Crisfield, MD	1		Oil	Peaking	10

Station	Location	No. of Units	Percent Owned(a)	Primary Fuel Type	Primary Dispatch Type(b)	Net Generation Capacity (MWs)(c)
Nova Project I-V	Menifee, CA	5		Battery Storage	Peaking	680
Santa Ana	Santa Ana, CA	3		Battery Storage	Peaking	80
West Ford Flat	Sonoma County, CA	1		Battery Storage	Peaking	25
Bear Canyon	Sonoma County, CA	1		Battery Storage	Peaking	13
McCabe 5 & 6	Sonoma County, CA	2		Geothermal	Baseload	85
Ridge Line 7 & 8	Sonoma County, CA	2		Geothermal	Baseload	77
Eagle Rock	Sonoma County, CA	1		Geothermal	Baseload	71
Calistoga	Lake County, CA	2		Geothermal	Baseload	69
Big Geysers	Lake County, CA	1		Geothermal	Baseload	61
Lake View	Sonoma County, CA	1		Geothermal	Baseload	56
Quicksilver	Lake County, CA	1		Geothermal	Baseload	53
Sonoma	Sonoma County, CA	1		Geothermal	Baseload	53
Cobb Creek	Sonoma County, CA	1		Geothermal	Baseload	51
Socrates	Sonoma County, CA	1		Geothermal	Baseload	50
Sulphur Springs	Sonoma County, CA	1		Geothermal	Baseload	47
Grant	Sonoma County, CA	1		Geothermal	Baseload	41
Aidlin	Sonoma County, CA	2		Geothermal	Baseload	18
Vineland Solar	Vineland, NJ	1		Solar	Intermittent	4
Total Calpine						27,689
__________
(a)100%, unless otherwise indicated.
(b)Baseload units are those that normally operate to take all or part of the minimum continuous load of a system and, consequently, produce electricity at an essentially constant rate. Intermittent units are those with output controlled by the natural variability of the energy resource rather than dispatched based on system requirements. Intermediate units are those that normally operate to take load of a system during the daytime higher load hours and, consequently, produce electricity by cycling on and off daily. Peaking units consist of lower-efficiency, quick response steam units, gas turbines and diesels normally used during the maximum load periods.
(c)Net generation capacity is stated at proportionate ownership share. All facilities reflect a summer rating.
(d)These stations are pending divestiture as part of the regulatory requirements for the acquisition of Calpine that closed in January 2026 and the associated balances are classified as Assets held for sale in the Consolidated Balance Sheets. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.
The net generation capability available for operation at any time may be less due to regulatory restrictions, transmission congestion, fuel restrictions, efficiency of cooling facilities, level of water supplies, or generating units being temporarily out of service for inspection, maintenance, refueling, repairs, or modifications required by regulatory authorities.

The following table presents our estimated net generation capacity by station for projects under construction at March 31, 2026, each of which is wholly owned by us unless otherwise noted.

Station	Location	No. of Units	Primary Fuel Type	Primary Dispatch Type	Estimated Net Generation Capacity (MWs)(a)
Crane	Middletown, PA	1	Uranium	Baseload	835
Pin Oak Creek(b)	Freestone, TX	2	Gas	Peaking	425
Pastoria Solar(c)	Kern County, CA	1	Solar	Intermittent	105
Pastoria/Bess	Kern County, CA	1	Battery Storage	Peaking	80
Total Projects Under Construction					1,445
__________
(a)The estimated net generation capacity for units under construction is approximate until commercial operation commences and applicable confirmatory testing is completed.
(b)Commercial operation was in April 2026. Additionally, in May 2026, we sold a 25% ownership interest in the facility to an unrelated party. The sale did not have a material impact on our results of operations or financial condition.
(c)Pastoria Solar was commissioned in April 2026.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in millions, unless otherwise noted)
We are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates, and equity prices. We manage these risks through risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The Executive Committee and the Audit and Risk Committee of the Board of Directors have oversight responsibilities for risk management. The following discussion serves as an update to ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK of our 2025 Annual Report on Form 10-K incorporated herein by reference.
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
Electricity available from our owned or contracted generation supply in excess of our obligations to customers is sold into the wholesale markets. To reduce commodity price risk caused by market fluctuations, we enter into non-derivative contracts as well as derivative contracts, including swaps, futures, forwards, and options, with approved counterparties to hedge anticipated exposures in locations and periods where our load serving activities do not naturally offset existing generation portfolio risk. Portfolio hedging activities are generally concentrated in the prompt three years, when customer demand and market liquidity enable effective price risk mitigation. We expect the settlement of the majority of our economic hedges will occur during 2026 through 2028. We also enter into transactions that further optimize the economic benefits of our overall portfolio.
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
The forecasted market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure as of March 31, 2026 for our portfolio associated with a hypothetical $10/MWh reduction in the annual average around-the-clock energy price and $5/MWh reduction in around-the-clock spark spread results in an impact to earnings that is not material for 2026 and 2027. See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

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
Nuclear fuel is obtained predominantly through long-term contracts for uranium concentrates, conversion services, enrichment services, (or a combination thereof) and fabrication services, including contracts sourced from Russia. The supply markets for uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make our procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. We engage a diverse set of suppliers to secure the nuclear fuel needed to continue to operate our nuclear fleet long-term. Approximately 35% of our uranium concentrate requirements for the remainder of 2026 through 2031 are supplied by three suppliers. To-date, we have not experienced any counterparty credit risk associated with these suppliers stemming from the Russia and Ukraine conflict. In the event of non-performance by these or other suppliers, we believe that replacement uranium concentrate can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Geopolitical developments, including the Russia and Ukraine conflict and United States, United Kingdom, European Union, and Canadian sanctions against Russia, have the potential to impact delivery from multiple suppliers in the international uranium processing industry. Non-performance by these counterparties could have a material adverse impact on our consolidated financial statements. See ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Other Key Business Drivers for additional information on the Russia and Ukraine conflict.
Commodity Derivative Activity
The following table provides detail on changes in our commodity derivative contract net assets (liabilities) balance sheet position from December 31, 2025 to March 31, 2026. This table incorporates the unrealized gains and losses that are immediately recorded in earnings. This table excludes all NPNS contracts. See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on the balance sheet classification of the commodity derivative contract net assets (liabilities) recorded as of March 31, 2026 and December 31, 2025.

Balance as of December 31, 2025(a)	$504
Net change in fair value of contracts recorded in results of operations	1,294
Reclassification to realized at settlement of contracts recorded in results of operations	(235)
Changes in allocated collateral	(265)
Contracts acquired at acquisition date(b)	1,403
Amortization of acquired contracts(b)	(228)
Net option premium paid (received)	15
Option premium amortization	18
Upfront payments and amortizations(c)	(14)
Foreign currency translation	1
Balance as of March 31, 2026(a)	$2,493
__________
(a)Amounts are shown net of collateral paid to and received from counterparties.
(b)Includes amounts related to contracts acquired as part of the Calpine acquisition in January 2026. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.
(c)Includes derivative contracts acquired or sold through upfront payments or receipts of cash, excluding option premiums, and the associated amortizations.

Fair Values
The following table presents maturity and source of fair value for commodity derivative contract net assets (liabilities). See Note 14 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

	Maturities Within						Total Fair Value
	2026	2027	2028	2029	2030	2031 and Beyond
Commodity derivative contracts(a):
Actively quoted prices (Level 1)	$51	$5	$(9)	$(13)	$1	$—	$35
Prices provided by external sources (Level 2)	54	206	23	1	1	—	285
Prices based on model or other valuation methods (Level 3)	545	474	416	177	109	452	2,173
Total	$650	$685	$430	$165	$111	$452	$2,493
__________
(a)Amounts are shown net of collateral paid to and received from counterparties (and offset against derivative assets and liabilities) of $1,683 million at March 31, 2026.
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
Credit-Risk-Related Contingent Features
As part of the normal course of business, we routinely enter into physically or financially settled contracts for the purchase and sale of capacity, electricity, fuels, emissions allowances, and other energy-related products. In accordance with the contracts and applicable law, if we are downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on our net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. See Note 12 — Derivative Financial Instruments and Note 15 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information regarding the letters of credit supporting the cash collateral.
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

RTOs and ISOs
We participate in all of the established wholesale energy markets that are administered by PJM, ISO-NE, NYISO, CAISO, MISO, SPP, AESO, OIESO, and ERCOT. ERCOT is not subject to regulation by FERC but performs a similar function in Texas to that performed by RTOs and ISOs in markets regulated by FERC. In these areas, power and related products are traded through bilateral agreements between buyers and sellers and in the energy markets that are administered by the RTOs or ISOs, as applicable. In areas where there is no RTO or ISO to administer energy markets, electricity and related products are purchased and sold primarily through bilateral agreements. For activities administered by an RTO or ISO, the RTO or ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the RTOs and ISOs may, under certain circumstances, require that losses arising from the default of one member be shared by the remaining participants. Non-performance or non-payment by a major member of an RTO or ISO could result in a material adverse impact on our consolidated financial statements.
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
Interest Rate Risk
We use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. We may also utilize interest rate swaps to manage our interest rate exposure, including derivatives to lock in rate levels in anticipation of future financings. A hypothetical 50 basis points change in interest rates associated with unhedged variable-rate long-term debt and interest rate swaps would not have resulted in a material impact to our earnings for the three months ended March 31, 2026. See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
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
A hypothetical 25 basis points increase in interest rates and 10% decrease in equity prices would have resulted in a $1,072 million reduction in the fair value of our NDT trust assets as of March 31, 2026. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See Note 9 — Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements and Liquidity and Capital Resources section of ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information.
Our employee benefit plan trusts also hold investments in equity and debt securities. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates of our 2025 Form 10-K for further information.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
During the first quarter of 2026, our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in periodic reports that we file or submit with the SEC. These disclosure controls and procedures have been designed to ensure that (a) information relating to our consolidated subsidiaries, is accumulated and made known to our management, including our principal executive officer and principal financial officer, by other employees as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.
Changes in Internal Control Over Financial Reporting
We continually strive to improve our disclosure controls and procedures to enhance the quality of our financial reporting and to maintain dynamic systems that change as conditions warrant. During the first quarter of 2026, we completed the acquisition of Calpine and are in the process of integrating Calpine into our system of internal control over financial reporting. We anticipate that Calpine will be fully incorporated into our annual assessment of internal control over financial reporting for the fiscal year ending December 31, 2026. There have been no other changes in internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, any of our internal control over financial reporting.

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
At March 31, 2026, our risk factors were consistent with the risk factors described in our 2025 Form 10-K in ITEM 1A. RISK FACTORS which was inclusive of the risks related to the Calpine acquisition and its operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (CEG Parent)
During 2026, our Board of Directors approved a $4.4 billion increase relative to the remaining authorized amount to repurchase our outstanding common stock. No other repurchase plans or programs have been authorized. As of the date of this filing, we have approximately $4.7 billion of remaining authority for repurchases. See Note 16 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information regarding our share repurchase program.
No share repurchases occurred under the program during the three months ended March 31, 2026.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 under Regulation S-K of the Exchange Act).

ITEM 6.	EXHIBITS

Certain of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Exchange Act.

Exhibit No.	Description
2.1*
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

4.1
Indenture, dated December 27, 2019, between Calpine Corporation and Wilmington Trust, National Association, as trustee (including Form of 5.125% Senior Note due 2028) (File No. 001-41137, Form 8-K dated January 7, 2026, Exhibit 4.1)

4.2
Indenture, dated August 10, 2020, between Calpine Corporation and Wilmington Trust, National Association, as trustee (including Form of 4.625% Senior Note due 2029) (File No. 001-41137, Form 8-K dated January 7, 2026, Exhibit 4.2)

4.3
Indenture, dated August 10, 2020, between Calpine Corporation and Wilmington Trust, National Association, as trustee (including Form of 5.000% Senior Note due 2031) (File No. 001-41137, Form 8-K dated January 7, 2026, Exhibit 4.3)

4.4
Indenture, dated December 20, 2019, among Calpine Corporation, the guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee (including Form of 4.500% Senior Secured Notes due 2028) (File No. 001-41137, Form 8-K dated January 7, 2026, Exhibit 4.4)

4.5
First Supplemental Indenture, dated August 20, 2025, among Calpine Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (File No. 001-41137, Form 8-K dated January 7, 2026, Exhibit 4.5)

4.6
Indenture, dated December 16, 2020, among Calpine Corporation, the guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee (including Form of 3.750% Senior Secured Notes due 2031) (File No. 001-41137, Form 8-K dated January 7, 2026, Exhibit 4.6)

4.7
First Supplemental Indenture, dated August 20, 2025, among Calpine Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (File No. 001-41137, Form 8-K dated January 7, 2026, Exhibit 4.7)

4.8	Form of Constellation Energy Generation, LLC Floating Rate Senior Notes due January 8, 2028 (File No. 333-85496, Form 8-K dated January 8, 2026, Exhibit 4.1)

4.9	Form of Constellation Energy Generation, LLC 3.900% Senior Notes due January 8, 2028 (File No. 333-85496, Form 8-K dated January 8, 2026, Exhibit 4.2)

4.10	Form of Constellation Energy Generation, LLC 4.400% Senior Notes due January 15, 2031 (File No. 333-85496, Form 8-K dated January 8, 2026, Exhibit 4.3)

4.11	Form of Constellation Energy Generation, LLC 5.875% Senior Notes due January 15, 2066 (File No. 333-85496, Form 8-K dated January 8, 2026, Exhibit 4.4)

4.12
First Supplemental Indenture, dated as of January 15, 2026, among Calpine Corporation and Wilmington Trust, National Association, as trustee (File No. 001-41137, Form 8-K dated January 15, 2026, Exhibit 4.1)

4.13
First Supplemental Indenture, dated as of January 15, 2026, among Calpine Corporation and Wilmington Trust, National Association, as trustee (File No. 001-41137, Form 8-K dated January 15, 2026, Exhibit 4.2)

4.14
Second Supplemental Indenture, dated as of January 15, 2026, among Calpine Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (File No. 001-41137, Form 8-K dated January 15, 2026, Exhibit 4.3)

4.15	Form of New 2029 Senior Note (File No. 001-41137, Form 8-K dated January 15, 2026, Exhibit 4.4)

4.16	Form of New February 2031 Senior Note (File No. 001-41137, Form 8-K dated January 15, 2026, Exhibit 4.5)

4.17	Form of New March 2031 Senior Note (File No. 001-41137, Form 8-K dated January 15, 2026, Exhibit 4.6)

10.1**
Registration Rights Agreement, dated January 7, 2026, by and among Constellation Energy Corporation and the parties thereto from time to time (File No. 001-41137, Form 8-K, dated January 7, 2026, Exhibit 10.1)

10.2*
Credit Agreement, dated December 15, 2017, among Calpine Construction Finance Company, L.P., as borrower, the lenders party thereto from time to time, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (File No. 001-41137, Form 8-K, dated January 7, 2026, Exhibit 10.2)

10.3*
Amendment No. 3 to Credit Agreement, dated August 2, 2023, among Calpine Construction Finance Company, L.P., as borrower, the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (File No. 001-41137, Form 8-K, dated January 7, 2026, Exhibit 10.3)

10.4*
Amendment No. 4 to Credit Agreement, dated June 6, 2024, among Calpine Construction Finance Company, L.P., as borrower, the lenders party thereto, and Citibank, N.A., as administrative agent and collateral agent (File No. 001-41137, Form 8-K, dated January 7, 2026, Exhibit 10.4)

10.5*
2024 Incremental Term Loan Commitment Supplement, dated September 16, 2024, among Calpine Construction Finance Company, L.P., as borrower, the lenders party thereto, and Citibank, N.A., as administrative agent and collateral agent (File No. 001-41137, Form 8-K, dated January 7, 2026, Exhibit 10.5)

10.6*
Amendment No. 5 to Credit Agreement, dated November 18, 2025, among Calpine Construction Finance Company, L.P., as borrower, the lenders party thereto, and Citibank, N.A., as administrative agent and collateral agent (File No. 001-41137, Form 8-K, dated January 7, 2026, Exhibit 10.6)

10.7*
Credit Agreement, dated June 9, 2020, among Geysers Power Company, LLC, the guarantors party thereto, MUFG Bank, Ltd, as administrative agent, MUFG Union Bank, N.A., as first lien collateral agent, and the lenders and issuing banks parties thereto (File No. 001-41137, Form 8-K, dated January 7, 2026, Exhibit 10.7)

10.8*
Omnibus Amendment Agreement, dated November 9, 2021, among Geysers Power Company, LLC, the guarantors party thereto, MUFG Bank, Ltd, as administrative agent, MUFG Union Bank, N.A., as first lien collateral agent, and the lenders and issuing banks parties thereto (File No. 001-41137, Form 8-K, dated January 7, 2026, Exhibit 10.8)

10.9*
Second Omnibus Amendment Agreement, dated May 31, 2022, among Geysers Power Company, LLC, the guarantors party thereto, MUFG Bank, Ltd, as administrative agent, MUFG Union Bank, N.A., as first lien collateral agent, and the lenders and issuing banks parties thereto (File No. 001-41137, Form 8-K, dated January 7, 2026, Exhibit 10.9)

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 filed by the following officers for the following registrants:

Exhibit No.	Description
31.1	Filed by Joseph Dominguez for Constellation Energy Corporation

31.2	Filed by Shane P. Smith for Constellation Energy Corporation

31.3	Filed by Joseph Dominguez for Constellation Energy Generation, LLC

31.4	Filed by Shane P. Smith for Constellation Energy Generation, LLC

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 filed by the following officers for the following registrants:

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
__________
* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. CEG Parent will furnish the omitted schedules to the SEC upon request by the SEC.
** Portions of this exhibit have been redacted in accordance with Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSTELLATION ENERGY CORPORATION

/s/ JOSEPH DOMINGUEZ	/s/ SHANE P. SMITH
Joseph Dominguez	Shane P. Smith
President and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MATTHEW N. BAUER
Matthew N. Bauer
Senior Vice President and Controller (Principal Accounting Officer)

May 11, 2026

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CONSTELLATION ENERGY GENERATION, LLC

/s/ JOSEPH DOMINGUEZ	/s/ SHANE P. SMITH
Joseph Dominguez	Shane P. Smith
President and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MATTHEW N. BAUER
Matthew N. Bauer
Senior Vice President and Controller (Principal Accounting Officer)

May 11, 2026